Form 10-Q
period 2019-04-30
BIGEON CORP.
filed 2019-06-14
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-228803

BIGEON

(Exact name of registrant as specified in its charter)

Nevada	38-4086827	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Mr. Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic Telephone: +420234768135
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [   ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,500,000 common shares issued and outstanding as of June 13, 2019.

BIGEON

FORM 10-Q

Quarterly Period Ended April 30, 2019

INDEX

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Bigeon (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

BIGEON CONDENSED BALANCE SHEETS
	April 30, 2019	July 31, 2018
	(Unaudited)

ASSETS
Current Assets
Prepaid rent	$ 19	$ 187
Total Current Assets	19	187
TOTAL ASSETS	$ 19	$ 187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	1,250	—
Related-party loan	10,382	1,632
Total Current Liabilities	11,632	1,632
Total Liabilities	11,632	1,632
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized,
3,500,000 and 0 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	3,500	—
Accumulated deficit	(15,113)	(1,445)
Total Stockholders’ Deficit	(11,613)	(1,445)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ 19	$ 187

The accompanying notes are an integral part of these condensed financial statements.

BIGEON CONDENSED STATEMENT OF OPERATIONS (Unaudited)
	Three months ended April 30, 2019	Nine months ended April 30, 2019

REVENUE	$—	$—

EXPENSES
Professional fees	4,000	13,500
Rent Expense	56	168
Total expenses	4,056	13,668

Loss from Operations	(4,056)	(13,668)

Income Tax Expense	—	—

NET LOSS AFTER TAX	$(4,056)	$(13,668)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	3,500,000	3,064,103

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2018	—	$—	$—	$(1,445)	$(1,445)

Issuance of common stock	3,500,000	3,500			3,500
Net loss	—	—	—	(7,556)	(7,556)

Balance as of October 31, 2018	3,500,000	$3,500	$—	$(9,001)	$(5,501)

Net loss	—	—	—	(2,056)	(2,056)

Balance as of January 31, 2019	3,500,000	$3,500	$—	$(11,057)	$(7,557)

Net loss	—	—	—	(4,056)	(4,056)

Balance as of April 30, 2019	3,500,000	$3,500	$—	$(15,113)	$(11,613)

The accompanying notes are an integral part of these condensed financial statements.

BIGEON CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
Nine months ended April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(13,668)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid rent	168
Accounts Payable	1,250
Net cash used in Operating Activities	(12,250)

CASH FLOWS FROM INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	12,250
Net cash provided by Financing Activities	12,250

Net cash increase for period	—
Cash at beginning of period	—
Cash at end of period	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—
Income taxes paid	$—
Non-cash transaction
Common stock issued to reduce related party loan	$3,500

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of April 30, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Bigeon (“Company”) was incorporated on June 19, 2018 under the laws of Nevada. We are developing a new kind of messenger application. The product of the Company (“the App”) is intended to provide an entirely new way of sharing information. The App enables a user to draw a picture or a writing instead of typing the whole message. Our intended users will be the people whose jobs are connected with drawing and creating graphic animation. Bigeon’s product will be an appropriate tool to make short sketches on the go and share them with others.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended April 30, 2019, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2019. These unaudited condensed financial statements should be read in conjunction with the July 31, 2018 financial statements and notes thereto.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of April 30, 2019, and July 31, 2018 the Company had no cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 3 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had no revenues during the nine months ended April 30, 2019, has a net loss, and is showing an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue, however the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share.

On September 4, 2018, the Company issued 3,500,000 shares of common stock to its President and Incorporator, Mr. Olegas Tunevicius, at $0.001 per share, which reduced the note payable due to him by $3,500.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the nine months ended April 30, 2019.  During this period, Mr. Tunevicius contributed $12,250 in cash to assist in paying for operating expenses on behalf of the Company. Also, during the nine months ended April 30, 2019, the Company issued 3,500,000 shares to reduce the related party loan by $3,500. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $10,382 and $1,632 as of April 30, 2019 and July 31, 2018, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for approximately $19 monthly, starting on June 11, 2018.

NOTE 7 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros.  However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through June 13, 2019, the date when the financial statements were available to be issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management’ Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

General

Bigeon is a Nevada corporation that is developing a new kind of messenger application. The product of the Company (“the App”) is intended to provide an entirely new way of sharing information. The App enables a user to draw a picture or a writing instead of typing the whole message.

After the user finishes drawing, it will either be converted to a regular message using the handwriting mechanism or it will be sent as a graffiti. The Company’s product is intended for all sorts of graphic and drawing purposes. The App will be designed to provide technological solutions to a broad range of companies, individual brands, enterprises, and organizations in international markets. Our intended users will be the people whose jobs are connected with drawing and creating graphic animation. Bigeon’s product will be an appropriate tool to make short sketches on the go and share them with others. It also simplifies the process of creating a message as you do not longer need to use you both hands. The App is going to have a built-in graphic input field with variable size and a variety of instruments for drawing a picture unique and recognizable. Bigeon’s intended product is planned to represent a whole new kind of graphic solution allowing its users to prepare and share sketches from anywhere.

We are planning to generate revenue in this business by:

o

spreading the App by means of digital distribution platforms for mobile and computer software such as AppStore, Google Play and similar;

o

offering in-app purchases that will expand the number of available functions for creating graphics;

o

distributing customized versions of the product per request of entities specialized in computer design and graphics;

o

delivering and updating the content of our product using a suite of advanced media, content and network management software products.

These activities generate revenue through: experience design, content development and production, software development, engineering, implementation, software license fees; and maintenance and support services related to our software.

We believe that the adoption and evolution of graphic technologies will increase substantially in years to come both in the industries on which we currently focus and in others. We also believe that adoption of our solutions depends not only upon the solutions that we provide but also depends heavily upon the diversity of the similar products made by other companies. Unlike the opponents we are going to consider all the feedback that we receive in order to fit all the requirements of our users and provide the most suitable functionality.

Corporate Organization

Our principal office is located at Manesova 345/13 Ceske Budejovice 6, 370 01 Ceske Budejovice, Czech Republic. Our telephone number is +420234768135.

The legal entity that is the registrant was originally incorporated and organized as a Nevada corporation under the name Bigeon on June 19, 2018. Our business focuses on the provision of solutions in graphic software field, specifically in provision of an application with the opportunity of graphic input.

Industry Background

Over approximately the past 24 months, we believe certain graphic industry trends are creating the opportunity for IT brands, computer graphic enterprises and numerous of other businesses. These trends include: (i) the expectations of potential users; (ii) addressing online competitors by improving media experiences; (iii) accelerating decline in the cost of software; (iv) the increasing sophistication of social networking platforms; (v) increasingly complex customer requirements related to their specific graphic technology and solution objectives; and (vi) customers challenging service providers with the delivery of a satisfactory consumer experience.

As a result, a growing number of brand and other organizations have identified the need and opportunity to implement increasingly cost-effective and “sales-lifting” graphic, and interactive experiences to market to their users. These include creating unique and customized experiences for targeted, timely offerings and relevant promotions and improving engagement resulting in increased sales. We believe our clients consider capitalizing on these industry trends to be increasingly critical to any successful brand sales environment.

Companies are accomplishing their strategies by implementing various graphic technology solutions, which: are implemented in multiple forms and types of configurations; attempt to achieve any of a broad range of individual or combination of objectives; contain various levels of targeting; and are built to deliver or contain a standard or customized experience unique to and within the customer’s environment

Our Product

Bigeon is now developing an innovative type of a messenger application with availability of graphic input. Many of our competitors offer various solutions for messaging applications but none of them is anyhow related with graphics. Our company will provide prospective users with advanced graphic features including any combinations of colors, variable line width, backgrounds, filling, spraying and many others.

Currently we are considering developing the software part of the application for Android devices and collecting information about related procedures and expenses. Based on the research that we have been conducting, first of all we will need to rent a server with enough capacities to maintain communication for thousands of users at the same time. The Company estimates such expenses to be around $10,000 annually for the first year. In future, following the expansion of our capacities, we will need a more powerful server that may cost up to $100,000. The development process of the app itself has not started yet. We expect to start it as soon as we receive proceeds from the offering as we might have to hire third-party developers and pay for their services. We estimate such costs to be around $5,000-$7,000 annually during the first year. If we are successful in our development plan and start it as soon as we receive proceeds from the offering, the whole development process shall take up to 1 year. As long as we have not generated any revenue yet, we solely rely on the success of our public offering for obtaining the financing for developing our intended software.

Upon the completion of developing both Andorid and iOS versions of the app, the latter is going to be listed on digital platforms such as Google Play Market and Apple Store, respectively. In order to complete these, we will have to obtain a D-U-N-S number and set up the respective developer accounts for both platforms. When our applications are submitted and confirmed, we will be able to upload the app itself.

Bigeon’s application is not only unique but it also secure.

Our Markets

We currently plan to market and sell our graphic technology solution through popular digital distribution services and platforms (also referred to as app stores) such as Google Play Market, App Store, Amazon Appstore and others. We also intend to market to companies that seek graphic solutions across the Internet in order to offer them individually developed versions of the App for their needs. The management of the Company expects to attract corporate clients among design agencies, bureau of architecture, tattoo studios and similar small companies that deal with creating custom images and/or sketches.

Our graphic technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include web design industry, custom graphics, engineering, fashion industry; however, the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of graphic technologies is relatively new and evolving.  Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies.

Effect of General Economic Conditions on our Business

We believe that demand for our product will increase in part as a result of new construction and the recent economic recovery in general. These general economic improvements generally make it easier for our customers to justify decisions to invest in graphic messenger application development.

Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of user personal information and data (including the collection of data from minors), the Internet, mobile applications, content, advertising and marketing activities and anti-corruption. Presently, we do not believe that any such legislation or proposed legislation will have a materially adverse impact on our business.

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies and solutions we will provide to our future customers, there are multiple individual competitors who offer pieces of our solution stack. These include messaging software companies such as Viber, WhatsApp, Telegram, Facebook Messenger. Some of these competitors have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our sales and business development capabilities, our comprehensive offering of graphic technology and solutions, future brand awareness, and proprietary processes are the primary factors affecting our competitive position.

Employees

We have only one employee who is our director and President, Mr. Olegas Tunevicius.

Legal Proceedings

We are not involved in certain legal claims or proceedings, nor have we ever been.

Properties

Our headquarters is located at Manesova 345/13 Ceske Budejovice 6, 370 01 Ceske Budejovice, Czech Republic. There, we have a comfortable office space to hold corporate meetings or consider new business strategies. The corporate phone number is +420234768135.

Results of Operations for the Three Months Ended April 30, 2019:

During the three months ended April 30, 2019, we have not received any revenues.

Our net loss for the three months period ended April 30, 2019, was $4,056.

Results of Operations for the Nine Months Ended April 30, 2019:

During the nine months ended April 30, 2019, we have not received any revenues.

Our net loss for the nine months period ended April 30, 2019, was $13,668.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended April 30, 2019, were $12,250.

Net cash flows provided by financial activities for the nine months ended April 30, 2019, were $12,250.

Off-Balance Sheet Arrangements

As of April 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending April 30, 2019, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIGEON

Date: June 14, 2019	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)