Form 10-K
period 2019-07-31
BIGEON CORP.
filed 2019-09-16
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2019

or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-228803

BIGEON

(Exact name of registrant as specified in its charter)

Nevada	38-4086827	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Mr. Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic Telephone: +13212366052; +420234768135
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [   ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]        No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,934,550 common shares issued and outstanding as of September 16, 2019.

TABLE ONTENTS

PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Developing of any application begins with developing of software requirements specification (SRS). It is a document containing the whole description of the software and the connection between its parts. The Company started to develop its SRS upon the establishment in June 2018. The document itself is available as an Exhibit 99.2 to the original filing of the Company’s S-1 Registration Statement on February 15, 2019.  Mr. Olegas Tunevicius, our sole President and Director, conducted the process himself, using his personal knowledge and experience in the IT field. Along with the SRS, the Company also started developing the design and interactive prototypes of the future app.  At this time, development of both SRS and interactive design prototypes is completed. The SRS is available for public as an exhibit to this prospectus. In order to test our design prototypes, please visit us at http://bigeon.in/ and follow the link proposed there. The prototypes on the website only relate to the design of the future application and represent the intended functionality. They do not indicate any progress in development of the software part of the app.

Currently we are considering developing the software part of the application for Android devices and collecting information about related procedures and expenses. Based on the research that we have been conducting, first of all we will need to rent a server with enough capacities to maintain communication for thousands of users at the same time. The Company estimates such expenses to be around $10,000 annually for the first year. In future, following the expansion of our capacities, we will need a more powerful server that may cost up to $100,000. The development process of the app itself has not started yet. We expect to start it as soon as we receive proceeds from our stock offering as we might have to hire third-party developers and pay for their services. We estimate such costs to be around $5,000-$7,000 annually during the first year. If we are successful in our development plan and start it as soon as we receive proceeds from our stock offering, the whole development process shall take up to 1 year. As long as we have not generated any revenue yet, we solely rely on the success of our public offering for obtaining the financing for developing our intended software.

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

Our graphic technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include web design industry, custom graphics, engineering, fashion industry; however, the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of graphic technologies is relatively new and evolving.  Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies

Effect of General Economic Conditions on our Business

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

Item 1A.  Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of July 31, 2019, no shares of our common stock are traded.

Number of Holders

As of September 16, 2019, the 3,934,550 issued and outstanding shares of common stock were held by a total of 14 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended July 31, 2019 and 2018.

Recent Sales of Unregistered Securities

On September 4, 2018, the Company issued 3,500,000 shares of common stock to its President and Incorporator, Mr. Olegas Tunevicius, at $0.001 per share, which reduced the note payable due to him by $3,500.

During July 2019 the Company issued 72,500 shares of common stock for cash proceeds of $1,450 at $0.02 per share.

During August 2019 the Company issued 362,050 shares of common stock for cash proceeds of $7,241 at $0.02 per share.

Purchase of our Equity Securities by Officers and Directors

On September 4, 2018, the Company offered and sold 3,500,000 restricted shares of common stock to our president and director, Olegas Tunevicius, for a purchase price of $0.001 per share, which reduced the related party loan by $3,500, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factor” elsewhere in this report. For further information, see “Risk Relating to Forward-Looking Statement” above.

OVERVIEW

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

We are planning to generate revenue in this business by:

•  spreading the App by means of digital distribution platforms for mobile and computer software such as AppStore, Google Play and similar;

•  offering in-app purchases that will expand the number of available functions for creating graphics;

•  distributing customized versions of the product per request of entities specialized in computer design and graphics;

•  delivering and updating the content of our product using a suite of advanced media, content and network management software products.

These activities generate revenue through: experience design, content development and production, software development, engineering, implementation, software license fees; and maintenance and support services related to our software.

OUR SOURCES OF REVENUE

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

On June 19, 2018, the Company entered into an interest free loan agreement with our President and Director, Olegas Tunevicius. According to it, Mr. Tunevicius will provide funds to the Company, on an as-needed basis, in amounts up to $65,000 over the next four years. The Company will use the agreement as a line of credit and will use the advanced funds for the purpose of working capital and to perform necessary business operations.

RESULTS OF OPERATIONS

Fiscal year ended July 31, 2019, compared to July 31, 2018:

Revenues

During the years ended July 31, 2019, and 2018, we have not received any revenues.

Operating expenses

Total operating expenses for the year ended July 31, 2019 were $18,301 compared to $1,445 for the year ended July 31, 2018. Our operating expenses consisted of general and administrative costs $79 (July 31, 2018 - $1,408), audit fees $13,500 (July 31, 2018 - $0), legal fees $4,500 (July 31, 2018 - $0), and rent expense $222 (July 31, 2018 - $37).  Expenses increased in the current year primarily due to the fact that the year ended July 31, 2018 included only two months of operating costs as the Company’s inception was in June of 2018, compared to a full year of operating costs incurred in the year ended July 31, 2019.

Net Losses

The net loss for the fiscal year ended July 31, 2019 was $18,301, compare to $1,445 for the fiscal year ended July 31, 2018, due to the factors discussed above.9

Liquidity and Capital Resources

As of July 31, 2019, our total assets were $2,198 comprised of cash $1,425 and prepaid expenses $773. Our total liabilities were $16,994 comprised of a loan from director $14,994 and accounts payable $2,000. As of July 31, 2018, our total assets were $187 comprised of prepaid rent. Our total liabilities were $1,632 comprised of a loan from director.

Shareholders’ deficit has increased from $(1,445) as of July 31, 2018 to $(14,796) as of July 31, 2019. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $19,746 as of July 31, 2019 compare to $1,445 as of July 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2019 and July 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2019, net cash flows used in operating activities was $16,887 compared to $1,632 for July 31, 2018. The increase is due to the larger net loss recorded for the fiscal year ended July 31, 2019.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2019, net cash from financing activities was $18,312 consisting of proceeds from the sale of stock of $1,450 and proceeds from a loan from a director of $16,862. For the fiscal year ended July 31, 2018, net cash from financing activities was $1,632 consisting of proceeds from a loan from a director $1,632.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from our sole officer and director loan.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

BIGEON

FINANCIAL STATEMENTS

For the Years Ended July 31, 2019 and July 31, 2018

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bigeon

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bigeon (the Company) as of July 31, 2019 and 2018, the related statements of operation, stockholders' deficit and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had no revenue during the years ended July 31, 2019 and 2018, has suffered reoccurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2018.

Midvale, Utah

September 16, 2019

BIGEON BALANCE SHEETS
	July 31, 2019	July 31, 2018

ASSETS
Current Assets
Cash	$1,425	$—
Prepaid Rent	177	187
Prepaid Expenses	596	—
Total Current Assets	2,198	187
TOTAL ASSETS	$2,198	$187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,000	$—
Related-party loan	14,994	1,632
Total Current Liabilities	16,994	1,632
Total Liabilities	16,994	1,632
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 3,572,500 and 0 shares issued and outstanding as of July 31, 2019 and 2018, respectively	3,572	—
Additional Paid in Capital	1,378	—
Accumulated deficit	(19,746)	(1,445)
Total Stockholders’ Deficit	(14,796)	(1,445)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,198	$187

The accompanying notes are an integral part of these financial statements.

BIGEON STATEMENTS OF OPERATIONS
	Year ended July 31, 2019	Year ended July 31, 2018

REVENUE	$—	$—

EXPENSES
General and Administrative Costs	79	1,408
Professional fees	18,000	—
Rent Expense	222	37
Total expenses	18,301	1,445

Income (Loss) from Operations	(18,301)	(1,445)

Income Tax Expense	—	—

NET INCOME (LOSS) AFTER TAX	$(18,301)	$(1,445)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	3,165,192	—

The accompanying notes are an integral part of these financial statements.

BIGEON STATEMENT OF STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at inception, June 19, 2018	—	$—	$—	$—	$—

Net loss	—	—	—	(1,445)	(1,445)

Balance as of July 31, 2018	—	—	—	(1,445)	(1,445)

Common stock issued for related party loan	3,500,000	3,500	—	—	3,500

Common stock issued for cash	72,500	72	1,378	—	1,450

Net loss	—	—	—	(18,301)	(18,301)

Balance as of July 31, 2019	3,572,500	$3,572	$1,378	$(19,746)	$(14,796)

The accompanying notes are an integral part of these financial statements.

BIGEON STATEMENTS OF CASH FLOWS
	Year ended July 31, 2019	Year ended July 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(18,301)		$(1,445)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	(596)		—
Prepaid Rent	10		(187)
Accounts Payable	2,000		—
Net cash used in Operating Activities	(16,887)		(1,632)

CASH FLOWS FROM INVESTING ACTIVITIES	—		—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	16,862		1,632
Proceeds from the sale of stock	1,450		—
Net cash provided by Financing Activities	18,312		1,632

Net cash increase for period	1,425		—
Cash at beginning of period	—		—
Cash at end of period	$1,425		$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—		$—
Income taxes paid	$—		$—
Non-cash transaction
Common stock issued to reduce related party loan	$3,500	$

The accompanying notes are an integral part of these financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of July 31, 2019

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is July 31.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents for the fiscal years ended July 31, 2019 and 2018 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.  There were no potentially dilutive common shares outstanding as of July 31, 2019 and July 31, 2018.

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

As reflected in the financial statements, the Company had no revenues during the years ended July 31, 2019, and 2018, has reoccuring net losses, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During July 2019 the Company issued 72,500 shares of common stock for cash proceeds of $1,450 at $0.02 per share.

There were 3,572,500 and 0 shares of common stock issued and outstanding as of July 31, 2019, and as of July 31, 2018.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the year ended July 31, 2019.  During the year ended July 31, 2019, Mr. Tunevicius contributed $16,862 in cash to assist in paying for operating expenses on behalf of the Company. Also, during the year ended July 31, 2019, the Company issued 3,500,000 shares to reduce the related party loan by $3,500. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $14,994 and $1,632 as of July 31, 2019 and July 31, 2018, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for office space for approximately $18 monthly, starting on June 11, 2019.

NOTE 7 – INCOME TAX PROVISION

Deferred Tax Assets

As of July 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $19,746 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,147 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of July 31, 2019.

Components of deferred tax assets are as follows:

	For the Reporting Period Ended July 31, 2019		For the Reporting Period Ended July 31, 2018

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward		$19,746		$1,445
Effective tax rate	x	21%	x	21%
Expected Income Tax Benefit from NOL Carry-Forward		4,147		303
Less: Valuation Allowance		(4,147)		(303)
Deferred Tax Asset, Net of Valuation Allowance		$-		$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2019 as follows:

	For the Reporting Period Ended July 31, 2019	For the Reporting Period Ended July 31, 2018

Computed “expected” tax expense (benefit)	$(3,843)	$(303)
Change in valuation allowance	$3,843	$303
Actual tax expense (benefit)	$-	$-

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

During August 2019 the Company issued 362,050 shares of common stock for cash proceeds of $7,241 at $0.02 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

The Company does not have adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties.  Further, the Company currently has no Audit Committee.  While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

3.

The Company lacks appropriate information technology controls – As at July 31, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic 370 01	38	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Olegas Tunevicius is our President and was appointed to the position of the Director, the Secretary and the Treasurer. He established the Company on June 19, 2018. Mr. Tunevicius has been fond of IT technologies for the past 10 years and dedicated most of his leisure time to exploring the world tendencies in the field. With the degree of Vilnius Gediminas Technical University, the President has been able to understand the process of creating software in detail. Mr. Tunevicius’s work experience for the past 5 years includes being employed at Egzotika, Lattako and Inter Cars Lietuva. At Egzotika, he took position of the head of the department from 2005 to 2015. Mr. Tunevicius’s key responsibilities were managing the work of the department and controling the provision of supplies. In February 15, 2015, Mr. Tunevicius joined Latakko in Latvia. At Latakko he worked as a sales manager fullfilling such responsilibities as increasing the sales of department, providing the company’s customers with enjoyable experience and analyzing business strategy of the department for increasing profits. In March 2018 Mr. Tunevicius joined Inter Cars Lietuva where he worked as a product group specialist. He had to leave that position in June 2018.

During the past ten years, Mr. Tunevicius has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Tunevicius was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Tunevicius’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined inSection 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that at least one member of the board, Mr. Tunevicius, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Tunevicius is not an “independent” member of the board as described above. The Board of Directors has determined that director is able to read and understand fundamental financial statements.

BOARD AND COMMITTEE MATTERS

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors and performing the functions of an audit committee. The Board believes the engagement of directors in these functions is important at this time in the Company’s development in light of the Company’s recent activities.

COMMUNICATIONS WITH BOARD MEMBERS

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Bigeon, Manesova 345/13 Ceske Budejovice 6, 370 01 Ceske Budejovice, Czech Republic. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Secretary will be reviewed by the Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on June 19, 2018, until July 31, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Olegas Tunevicius President, Secretary and Treasurer	June 19, 2018 to July 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Tunevicius currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 31, 2019, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic 370 01	3,500,000 shares of common stock (direct)	89%

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of the date through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person. The percentage of shares beneficially owned is computed on the basis of 3,934,550 shares of our common stock outstanding as of the date of this annual report.

Shares of common stock that a person has the right to acquire within 60 days of the date are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic.

Item 13. Certain Relationships and Related Transactions.

On June 19, 2018, the Company entered into an interest free loan agreement with our President and Director, Olegas Tunevicius. According to it, Mr. Tunevicius will provide funds to the Company, on an as-needed basis, in amounts up to $65,000 over the next four years. The Company will use the agreement as a line of credit and will use the advanced funds for the purpose of working capital and to perform necessary business operations.  In accordance with the interest free loan agreement, during the period from inception on June 19, 2018, through July 31, 2018, Mr. Tunevicius advanced $1,632 to the Company for operating expenses and for the year ended July 31, 2019, Mr. Tunevicius advanced $16,862 for operating expenses.  Additionally, on September 4, 2018, the Company issued a total of 3,500,000 shares of their restricted common stock to Mr. Tunevicius to reduce the related party loan by $3,500. As of July 31, 2019, the related party loan balance was $14,994.  In conjunction with the loan agreement the amounts advanced by Mr. Tunevicius are to be repaid by June 19, 2022.  The Company plans to repay Mr. Tunevicius from revenues of operations if and when the Company generates enough revenues to pay the obligation. There is no assurance that we ever will generate revenues from our operations.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended July 31, 2019 and 2018:

	2019	2018
Audit Fees	$13,500	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,500	$5,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services in connection with registration statement filings and statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIGEON

Date: September 16, 2019	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)