Form 10-Q
period 2020-01-31
BIGEON CORP.
filed 2020-02-21
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

or

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

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,971,550 common shares issued and outstanding as of February 21, 2020.

BIGEON

FORM 10-Q

Quarterly Period Ended January 31, 2020

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

BIGEON BALANCE SHEETS
	January 31, 2020	July 31, 2019
	(unaudited)

ASSETS
Current Assets
Cash	$330	$1,425
Prepaid Rent	121	177
Prepaid Expenses	296	596
Total Current Assets	747	2,198
TOTAL ASSETS	$747	$2,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$-	$2,000
Related-party loan	15,144	14,994
Total Current Liabilities	15,144	16,994
Total Liabilities	15,144	16,994
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 3,971,550 and 3,572,500 shares issued and outstanding as of January 31, 2020, and July 31, 2019, respectively	3,972	3,572
Additional Paid in Capital	8,959	1,378
Accumulated deficit	(27,328)	(19,746)
Total Stockholders’ Deficit	(14,397)	(14,796)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$747	$2,198

The accompanying notes are an integral part of these condensed financial statements.

BIGEON CONDENSED STATEMENT OF OPERATIONS (Unaudited)
	Three months ended January 31, 2020	Three months ended January 31, 2019	Six months ended January 31, 2020	Six months ended January 31, 2019

REVENUE	$—	$—	$—	$—

EXPENSES
General and Administrative Costs	42	—	101	—
Professional fees	2,162	2,000	7,325	9,500
Rent Expense	103	56	156	112
Total expenses	2,307	2,056	7,582	9,612

Loss from Operations	(2,307)	(2,056)	(7,582)	(9,612)

Income Tax Expense	—	—	—	—

NET LOSS AFTER TAX	$(2,307)	$(2,056)	$(7,582)	$(9,612)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	3,500,000	3,500,000	3,500,000	2,853,261

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2018	—	$—	$—	$(1,445)	$(1,445)

Common stock issued for related party loan	3,500,000	3,500			3,500
Net loss	—	—	—	(7,556)	(7,556)

Balance as of October 31, 2018	3,500,000	3,500	—	(9,001)	(5,501)

Net loss	—	—	—	(2,056)	(2,056)

Balance as of January 31, 2019	3,500,000	$3,500	$—	$(11,057)	$(7,557)

Balance as of July 31, 2019	3,572,500	$3,572	$1,378	$(19,746)	$(14,796)

Common stock issued for cash	399,050	400	7,581	—	7,981
Net loss	—	—	—	(5,275)	(5,275)

Balance as of October 31, 2019	3,971,550	3,972	—	(25,021)	(12,090)

Net loss	—	—	—	(2,307)	(2,307)

Balance as of January 31, 2020	3,971,550	$3,972	$8,959	$(27,328)	$(14,397)

The accompanying notes are an integral part of these condensed financial statements.

BIGEON CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
	Six months ended January 31, 2020	Six months ended January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(7,582)	$(9,612)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	300	—
Prepaid Rent	56	112
Accounts Payable	(2,000)	—
Net cash used in Operating Activities	(9,226)	(9,500)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	150	9,500
Proceeds from the sale of stock	7,981	—
Net cash provided by Financing Activities	8,131	9,500

Net cash increase for period	(1,095)	—
Cash at beginning of period	1,425	—
Cash at end of period	$330	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash transaction
Common stock issued to reduce related party loan	$—	$3,500

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of January 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended January 31, 2020, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2020. These unaudited condensed financial statements should be read in conjunction with the July 31, 2019, financial statements and notes thereto.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of January 31, 2020 and July 31, 2019, the Company had no cash equivalents.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of January 31, 2020, and July 31, 2019.

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

As reflected in the financial statements, the Company had no revenues during the six months ended January 31, 2020, has a net loss, and is showing an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended January 31, 2020, the Company issued 399,050 shares of common stock for cash proceeds of $7,981 at $0.02 per share.

There were 3,971,550 and 3,572,500 shares of common stock issued and outstanding as of January 31, 2020, and July 31, 2019.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the six months ended January 31, 2020. During this period, Mr. Tunevicius contributed $150 in cash to assist in paying for operating expenses on behalf of the Company.  As of July 31, 2018 Mr. Tunevicius had contributed $1,632 and during the year ended July 31, 2019, Mr. Tunevicius contributed an additional $16,862 and the Company issued 3,500,000 shares to reduce the related party loan by $3,500. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $15,144 and $14,994 as of January 31, 2020, and July 31, 2019, respectively.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2020, compared to January 31, 2019

Revenues

During the three months ended January 31, 2020, and 2019, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended January 31, 2020 were $2,307 compared to $2,056 for the three months ended January 31, 2019. Our operating expenses consisted of general and administrative costs $42 (January 31, 2019 - $0), professional fees $2,162 (January 31, 2019 - $2,000) and rent expense $103 (January 31, 2019 - $56).

Net Losses

The net loss for the fiscal quarter ended January 31, 2020, was $2,307, compared to $2,056 for the three months ended January 31, 2019.

Six months ended January 31, 2020, compared to January 31, 2019

Revenues

During the six months ended January 31, 2020, and 2019, we have not received any revenues.

Operating expenses

Total operating expenses for the six months ended January 31, 2020 were $7,582 compared to $9,612 for the six months ended January 31, 2019. Our operating expenses consisted of general and administrative costs $101 (January 31, 2019 - $0), professional fees $7,325 (January 31, 2019 - $9,500) and rent expense $156 (January 31, 2019 - $112).

Net Losses

The net loss for the six months ended January 31, 2020, was $7,582, compared to $9,612 for the six months ended January 31, 2019.

Liquidity and Capital Resources

As of January 31, 2020, our total assets were $747 comprised of cash $330 and prepaid expenses $417. Our total liabilities were $15,144 comprised of a loan from director. As of July 31, 2019, our total assets were $2,198 comprised of cash $1,425 and prepaid expenses $773. Our total liabilities were $16,994 comprised of a loan from director of $14,994 and accounts payable of $2,000.

Shareholders’ deficit has decreased from $14,796 as of July 31, 2019 to $14,397 as of January 31, 2020.

The Company has accumulated a deficit of $27,328 as of January 31, 2020, compared to $19,746 as of July 31, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of January 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of January 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending January 31, 2020, there were no pending or threatened legal actions against us.

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

BIGEON

Date: February 21, 2020	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)