Form 10-K
period 2020-07-31
BIGEON CORP.
filed 2020-10-05
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]        No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,381,550 common shares issued and outstanding as of October 5, 2020.

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

Employees

We have no employees other than our director and President, Mr. Olegas Tunevicius. There is no formal employment agreement between Mr. Tunevicius and the Company.

Legal Proceedings

We are not involved in certain legal claims or proceedings, nor have we ever been.

Properties

Our headquarters is located at Manesova 345/13 Ceske Budejovice 6, 370 01 Ceske Budejovice, Czech Republic. We rent the office space at approximately $18 per month. The corporate phone number is +420234768135.

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

As of July 31, 2020, no shares of our common stock are traded.

Number of Holders

As of October 5, 2020, the 4,381,550 issued and outstanding shares of common stock were held by a total of 26 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2020 and 2019.

Recent Sales of Unregistered Securities

During October 2019 the Company issued 37,000 shares of common stock for cash proceeds of $740 at $0.02 per share.

During April 2020 the Company issued 40,000 shares of common stock for cash proceeds of $800 at $0.02 per share.

During May 2020 the Company issued 120,000 shares of common stock for cash proceeds of $2,400 at $0.02 per share.

During June 2020 the Company issued 160,000 shares of common stock for cash proceeds of $3,200 at $0.02 per share.

During July 2020 the Company issued 90,000 shares of common stock for cash proceeds of $1,800 at $0.02 per share.

Purchase of our Equity Securities by Officers and Directors

None.

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

RESULTS OF OPERATIONS

Fiscal year ended July 31, 2020, compared to July 31, 2019:

Revenues

During the years ended July 31, 2020, and 2019, we have not received any revenues.

Operating expenses

Total operating expenses for the year ended July 31, 2020 were $14,077 compared to $18,301 for the year ended July 31, 2019. Our operating expenses consisted of general and administrative costs $316 (July 31, 2019 - $79), professional fees $13,350 (July 31, 2019 - $18,000), and rent expense $361 (July 31, 2019 - $222).  Expenses decreased in the current year primarily due to decrease the audit and legal fees.

Net Losses

The net loss for the fiscal year ended July 31, 2020 was $14,077, compare to $18,301 for the fiscal year ended July 31, 2019, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2020, our total assets were $2,452 comprised of cash $1,610, prepaid rent $221 and prepaid expenses $621. Our total liabilities were $15,144 comprised of a loan from director. As of July 31, 2019, our total assets were $2,198 comprised of cash $1,425, prepaid rent $177, and prepaid expenses $596. Our total liabilities were $16,994 comprised of a loan from director $14,994 and accounts payable $2,000.

Shareholders’ deficit has decreased from $(14,796) as of July 31, 2019 to $(12,692) as of July 31, 2020.

The Company has accumulated a deficit of $33,823 as of July 31, 2020 compare to $19,746 as of July 31, 2019 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2020 and July 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2020, net cash flows used in operating activities was $16,146 compared to $16,887 for July 31, 2019. The decrease is due to decrease of net loss.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2020, net cash from financing activities was $16,331 consisting of proceeds from a loan from a director $150 and proceeds from the sale of stock $16,181. For the fiscal year ended July 31, 2019, net cash from financing activities was $18,312 consisting of proceeds from the sale of stock of $1,450 and proceeds from a loan from a director of $16,862.

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

BIGEON

FINANCIAL STATEMENTS

For the Years Ended July 31, 2020 and July 31, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bigeon

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bigeon (the Company) as of July 31, 2020 and 2019, the related statements of operation, stockholders' deficit and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had no revenue during the years ended July 31, 2020 and 2019, has suffered reoccurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2018.

Midvale, Utah

October 5, 2020

BIGEON BALANCE SHEETS
	July 31, 2020	July 31, 2019

ASSETS
Current Assets
Cash	$1,610	$1,425
Prepaid Rent	221	177
Prepaid Expenses	621	596
Total Current Assets	2,452	2,198
TOTAL ASSETS	$2,452	$2,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$—	$2,000
Related-party loan	15,144	14,994
Total Current Liabilities	15,144	16,994
Total Liabilities	15,144	16,994
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 and 3,572,500 shares issued and outstanding as of July 31, 2020 and 2019, respectively	4,381	3,572
Additional Paid in Capital	16,750	1,378
Accumulated deficit	(33,823)	(19,746)
Total Stockholders’ Deficit	(12,692)	(14,796)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,452	$2,198

The accompanying notes are an integral part of these financial statements.

BIGEON STATEMENTS OF OPERATIONS
	Year ended July 31, 2020	Year ended July 31, 2019

REVENUE	$—	$—

EXPENSES
General and Administrative Costs	366	79
Professional fees	13,350	18,000
Rent Expense	361	222
Total expenses	14,077	18,301

Income (Loss) from Operations	(14,077)	(18,301)

Income Tax Expense	—	—

NET INCOME (LOSS) AFTER TAX	$(14,077)	$(18,301)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,010,901	3,165,192

The accompanying notes are an integral part of these financial statements.

BIGEON STATEMENT OF STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2018	—	$—	$—	$(1,445)	$(1,445)

Common stock issued for related party loan	3,500,000	3,500	—	—	3,500

Common stock issued for cash	72,500	72	1,378	—	1,450

Net loss	—	—	—	(18,301)	(18,301)

Balance as of July 31, 2019	3,572,500	3,572	1,378	(19,746)	(14,796)

Common stock issued for cash	809,050	809	15,372	—	16,181

Net loss	—	—	—	(14,077)	(14,077)

Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

The accompanying notes are an integral part of these financial statements.

BIGEON STATEMENTS OF CASH FLOWS
	Year ended July 31, 2020	Year ended July 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(14,077)	$(18,301)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	(25)	(596)
Prepaid Rent	(44)	10
Accounts Payable	(2,000)	2,000
Net cash used in Operating Activities	(16,146)	(16,887)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	150	16,862
Proceeds from the sale of stock	16,181	1,450
Net cash provided by Financing Activities	16,331	18,312

Net cash increase for period	185	1,425
Cash at beginning of period	1,425	—
Cash at end of period	$1,610	$1,425

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash transaction
Common stock issued to reduce related party loan	$—	$3,500

The accompanying notes are an integral part of these financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of July 31, 2020

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of July 31, 2020 and 2019 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.  There were no potentially dilutive common shares outstanding as of July 31, 2020 and July 31, 2019.

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

As reflected in the financial statements, the Company had no revenues during the years ended July 31, 2020, and 2019, has reoccurring net losses, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended July 31, 2020, the Company issued 809,050 shares of common stock for cash proceeds of $16,181 at $0.02 per share.

There were 4,381,550 and 3,572,500 shares of common stock issued and outstanding as of July 31, 2020, and as of July 31, 2019.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the year ended July 31, 2020.  During the year ended July 31, 2020, Mr. Tunevicius contributed $150 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $15,144 and $14,994 as of July 31, 2020 and July 31, 2019, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for office space for approximately $18 monthly, starting on June 11, 2019. The Company has extended this rental agreement through June 11, 2021.

NOTE 7 – INCOME TAX PROVISION

Deferred Tax Assets

As of July 31, 2020, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $33,823 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $7,103 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of July 31, 2020.

Components of deferred tax assets are as follows:

	For the Reporting Period Ended July 31, 2020		For the Reporting Period Ended July 31, 2019

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward		$33,823		$19,746
Effective tax rate	x	21%	x	21%
Expected Income Tax Benefit from NOL Carry-Forward		7,103		4,147
Less: Valuation Allowance		(7,103)		(4,147)
Deferred Tax Asset, Net of Valuation Allowance		$-		$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2020 as follows:

	For the Reporting Period Ended July 31, 2020	For the Reporting Period Ended July 31, 2019

Computed “expected” tax expense (benefit)	$(3,260)	$(3,843)
Change in valuation allowance	$3,260	$3,843
Actual tax expense (benefit)	$-	$-

NOTE 8 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3.

The Company lacks appropriate information technology controls – As of July 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic 370 01	39	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2020 and July 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Olegas Tunevicius President, Secretary and Treasurer	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 31, 2020, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic 370 01	3,500,000 shares of common stock (direct)	79.88%

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of the date through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person. The percentage of shares beneficially owned is computed on the basis of 4,381,550 shares of our common stock outstanding as of the date of this annual report.

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

Item 13. Certain Relationships and Related Transactions.

On June 19, 2018, the Company entered into an interest free loan agreement with our President and Director, Olegas Tunevicius. According to it, Mr. Tunevicius will provide funds to the Company, on an as-needed basis, in amounts up to $65,000 over the next four years. The Company will use the agreement as a line of credit and will use the advanced funds for the purpose of working capital and to perform necessary business operations. In accordance with the interest free loan agreement, for the year ended July 31, 2019, Mr. Tunevicius advanced $16,862 for operating expenses.  Additionally, on September 4, 2018, the Company issued a total of 3,500,000 shares of their restricted common stock to Mr. Tunevicius to reduce the related party loan by $3,500. For the year ended July 31, 2020, Mr. Tunevicius advanced $150 to the Company for operating expenses. As of July 31, 2020, the related party loan balance was $15,144. In conjunction with the loan agreement the amounts advanced by Mr. Tunevicius are to be repaid by June 19, 2022. The Company plans to repay Mr. Tunevicius from revenues of operations if and when the Company generates enough revenues to pay the obligation. There is no assurance that we ever will generate revenues from our operations.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended July 31, 2020 and 2019:

	2020	2019
Audit Fees	$11,700	$13,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,700	$13,500

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

BIGEON

Date: October 5, 2020	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)