Form 10-Q
period 2020-10-31
BIGEON CORP.
filed 2020-12-09
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

or

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

Mr. Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic Telephone: +13212366052
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

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,381,550 common shares issued and outstanding as of December 9, 2020.

BIGEON

FORM 10-Q

Quarterly Period Ended October 31, 2020

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

BIGEON BALANCE SHEETS
	October 31, 2020	July 31, 2020
	(unaudited)

ASSETS
Current Assets
Cash	$667	$1,610
Prepaid Rent	220	221
Prepaid Expenses	458	621
Total Current Assets	1,345	2,452
TOTAL ASSETS	$1,345	$2,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Related-party loan	$20,144	$15,144
Total Current Liabilities	20,144	15,144
Total Liabilities	20,144	15,144
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 shares issued and outstanding as of October 31, 2020, and July 31, 2020, respectively	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(39,930)	(33,823)
Total Stockholders’ Deficit	(18,799)	(12,692)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,345	$2,452

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended October 31, 2020	Three months ended October 31, 2019

REVENUE	$—	$—

EXPENSES
General and Administrative Costs	—	59
Professional fees	6,006	5,163
Rent Expense	101	53
Total expenses	6,107	5,275

Income (Loss) from Operations	(6,107)	(5,275)

Income Tax Expense	—	—

NET INCOME (LOSS) AFTER TAX	$(6,107)	$(5,275)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	4,381,550	3,891,107

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

Balance as of July 31, 2019	3,572,500	$3,572	$1,378	$(19,746)	$(14,796)

Common stock issued for cash	399,050	400	7,581	—	7,981
Net loss	—	—	—	(5,275)	(5,275)

Balance as of October 31, 2019	3,971,550	$3,972	$—	$(25,021)	$(12,090)

Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	—	—	—	(6,107)	(6,107)

Balance as of October 31, 2020	4,381,550	$4,381	$16,750	$(39,930)	$(18,799)

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended October 31, 2020	Three months ended October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(6,107)	$(5,275)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	163	138
Prepaid Rent	1	(47)
Accounts Payable	—	(2,000)
Net cash used in Operating Activities	(5,943)	(7,184)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	5,000	150
Proceeds from the sale of stock	—	7,981
Net cash provided by Financing Activities	5,000	8,131

Net cash increase for period	(943)	947
Cash at beginning of period	1,610	1,425
Cash at end of period	$667	$2,372

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of October 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2020, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2021. These unaudited condensed financial statements should be read in conjunction with the July 31, 2020, financial statements and notes thereto.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of October 31, and July 21, 2020 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of October 31, 2020, and July 31, 2020.

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

As reflected in the financial statements, the Company had no revenues during the three months ended October 31, 2020, has a net loss, and is showing an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended October 31, 2019 the Company issued 399,050 shares of common stock for cash proceeds of $7,981 at $0.02 per share.  During the period from November 1, 2019 through July 31, 2020 the Company issued an additional 410,000 shares of common stock for cash proceeds of $8,200 at $0.02 per share.

There were 4,381,550 shares of common stock issued and outstanding as of October 31, 2020 and July 31, 2020.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the three months ended October 31, 2020. During this period, Mr. Tunevicius contributed $5,000 in cash to assist in paying for operating expenses on behalf of the Company.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $20,144 and $15,144 as of October 31, 2020, and July 31, 2020, respectively.

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

Companies are accomplishing their strategies by implementing various graphic technology solutions, which: are implemented in multiple forms and types of configurations; attempt to achieve any of a broad range of individual or combination of objectives; contain various levels of targeting; and are built to deliver or contain a standard or customized experience unique to and within the customer’s environment.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2020, compared to October 31, 2019

Revenues

During the three months ended October 31, 2020, and 2019, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended October 31, 2020 were $6,107 compared to $5,275 for the three months ended October 31, 2019. Our operating expenses consisted of general and administrative costs $0 (October 31, 2019 - $59), professional fees $6,006 (October 31, 2019 - $5,163) and rent expense $101 (October 31, 2019 - $53). Expenses increased in the current year primarily due to increase the transfer agent fees.

Net Losses

The net loss for the fiscal quarter ended October 31, 2020, was $6,107, compared to $5,275 for the three months ended October 31, 2019, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2020, our total assets were $1,345 comprised of cash $667, prepaid rent $220 and prepaid expenses $458. Our total liabilities were $20,144 comprised of a loan from director. As of July 31, 2020, our total assets were $2,452 comprised of cash $1,610, prepaid rent $221 and prepaid expenses $621. Our total liabilities were $15,144 comprised of a loan from director.

Shareholders’ deficit has increased from $12,692 as of July 31, 2020 to $18,799 as of October 31, 2020.

The Company has accumulated a deficit of $39,930 as of October 31, 2020, compared to $33,823 as of July 31, 2020, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of October 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending October 31, 2020, there were no pending or threatened legal actions against us.

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

BIGEON

Date: December 9, 2020	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)