Form 10-Q
period 2021-01-31
BIGEON CORP.
filed 2021-03-11
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-228803

BIGEON

(Exact name of registrant as specified in its charter)

Nevada	38-4086827	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Mr. Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic Telephone: +13212366052
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	BIGN	OTC Markets

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,381,550 common shares issued and outstanding as of March 11, 2021.

BIGEON

FORM 10-Q

Quarterly Period Ended January 31, 2021

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

BIGEON BALANCE SHEETS
	January 31, 2021	July 31, 2020
	(unaudited)

ASSETS
Current Assets
Cash	$327	$1,610
Prepaid Rent	144	221
Prepaid Expenses	271	621
Total Current Assets	742	2,452
TOTAL ASSETS	$742	$2,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Related-party loan	$32,144	$15,144
Total Current Liabilities	32,144	15,144
Total Liabilities	32,144	15,144
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 shares issued and outstanding as of January 31, 2021, and July 31, 2020, respectively	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(52,533)	(33,823)
Total Stockholders’ Deficit	(31,402)	(12,692)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$742	$2,452

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended January 31, 2021	Three months ended January 31, 2020	Six months ended January 31, 2021	Six months ended January 31, 2020

REVENUE	$—	$—	$—	$—

EXPENSES
General and Administrative Costs	134	42	134	101
Professional fees	12,368	2,162	18,374	7,325
Rent Expense	101	103	202	156
Total expenses	12,603	2,307	18,710	7,582

Income (Loss) from Operations	(12,603)	(2,307)	(18,710)	(7,582)

Income Tax Expense	—	—	—	—

NET INCOME (LOSS) AFTER TAX	$(12,603)	$(2,307)	$(18,710)	$(7,582)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	4,381,550	3,500,000	4,381,550	3,500,000

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

Balance as of July 31, 2019	3,572,500	$3,572	$1,378	$(19,746)	$(14,796)

Common stock issued for cash	399,050	400	7,581	—	7,981
Net loss	—	—	—	(5,275)	(5,275)

Balance as of October 31, 2019	3,971,550	$3,972	$8,959	$(25,021)	$(12,090)

Net loss	—	—	—	(2,307)	(2,307)

Balance as of January 31, 2020	3,971,550	$3,972	$8,959	$(27,328)	$(14,397)

Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	—	—	—	(6,107)	(6,107)

Balance as of October 31, 2020	4,381,550	$4,381	$16,750	$(39,930)	$(18,799)

Net loss	—	—	—	(12,603)	(12,603)

Balance as of January 31, 2021	4,381,550	$4,381	$16,750	$(52,533)	$(31,402)

The accompanying notes are an integral part of these condensed financial statements.

BIGEON STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended January 31, 2021	Six months ended January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(18,710)	$(7,582)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	350	300
Prepaid Rent	77	56
Accounts Payable	—	(2,000)
Net cash used in Operating Activities	(18,283)	(9,226)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	17,000	150
Proceeds from the sale of stock	—	7,981
Net cash provided by Financing Activities	17,000	8,131

Net cash increase for period	(1,283)	(1,095)
Cash at beginning of period	1,610	1,425
Cash at end of period	$327	$330

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of January 31, 2021

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended January 31, 2021, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2021. These unaudited condensed financial statements should be read in conjunction with the July 31, 2020, financial statements and notes thereto.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of January 31, and July 31, 2020 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of January 31, 2021, and July 31, 2020.

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

As reflected in the financial statements, the Company had no revenues during the six months ended January 31, 2021, has a net loss, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue, however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

There were 4,381,550 shares of common stock issued and outstanding as of January 31, 2021 and July 31, 2020.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the six months ended January 31, 2021. During this period, Mr. Tunevicius contributed $17,000 in cash to assist in paying for operating expenses on behalf of the Company.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $32,144 and $15,144 as of January 31, 2021, and July 31, 2020, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for approximately $18 monthly, starting on June 11, 2019. The Company has extended this rental agreement through June 11, 2021.

NOTE 7 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate during the period covered by these financial statements, there were no gains or losses recorded to either other comprehensive income or net income.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2021, compared to January 31, 2020

Revenues

During the three months ended January 31, 2021, and 2020, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended January 31, 2021 were $12,603 compared to $2,307 for the three months ended January 31, 2020. Our operating expenses consisted of general and administrative costs $134 (January 31, 2020 - $42), professional fees $12,368 (January 31, 2020 - $2,162) and rent expense $101 (January 31, 2020 - $103). Expenses increased in the current year primarily due to increase DTC fees.

Net Losses

The net loss for the fiscal quarter ended January 31, 2021, was $12,603, compared to $2,307 for the three months ended January 31, 2020, due to the factors discussed above.

Six months ended January 31, 2021, compared to January 31, 2020

Revenues

During the six months ended January 31, 2021, and 2020, we have not received any revenues.

Operating expenses

Total operating expenses for the six months ended January 31, 2021 were $18,710 compared to $7,582 for the six months ended January 31, 2020. Our operating expenses consisted of general and administrative costs $134 (January 31, 2020 - $101), professional fees $18,374 (January 31, 2020 - $7,325) and rent expense $202 (January 31, 2020 - $156). Expenses increased in the current year primarily due to increase the transfer agent fees and DTC fees.

Net Losses

The net loss for the six months ended January 31, 2021, was $18,710, compared to $7,582 for the six months ended January 31, 2020, due to the factors discussed above.

Liquidity and Capital Resources

As of January 31, 2021, our total assets were $742 comprised of cash $327, prepaid rent $144 and prepaid expenses $271. Our total liabilities were $32,144 comprised of a loan from director. As of July 31, 2020, our total assets were $2,452 comprised of cash $1,610, prepaid rent $221 and prepaid expenses $621. Our total liabilities were $15,144 comprised of a loan from director.

Shareholders’ deficit has increased from $12,692 as of July 31, 2020 to $31,402 as of January 31, 2021.

The Company has accumulated a deficit of $52,533 as of January 31, 2021, compared to $33,823 as of July 31, 2020, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows used in operating activities for the six months ended January 31, 2021, were $18,283.

Net cash flows provided by financial activities for the six months ended January 31, 2021, were $17,000.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of January 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending January 31, 2021, there were no pending or threatened legal actions against us.

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

BIGEON

Date: March 11, 2021	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)