Form 10-K
period 2021-07-31
BIGEON CORP.
filed 2021-10-08
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2021

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-228803

BIGEON CORP.

(Exact name of registrant as specified in its charter)

NV	38-4086827	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Mr. Olegas Tunevicius

Manesova 345/13 Ceske Budejovice 6,
Ceske Budejovice, CZ, 37001

Telephone: (321) 236-6052

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

Large accelerated Filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]       No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,381,550 common shares issued and outstanding as of October 8, 2021.

Signatures	27

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

Corporate Organization

Our registered address is Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic, 370 01. Our telephone number is +13212366052.

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

As of July 31, 2021, no shares of our common stock are traded.

Number of Holders

As of October 8, 2021, the 4,381,550 issued and outstanding shares of common stock were held by a total of 26 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2021 and 2020.

Recent Sales of Unregistered Securities

None.

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

RESULTS OF OPERATIONS

Fiscal year ended July 31, 2021, compared to July 31, 2020:

Revenues

During the years ended July 31, 2021, and 2020, we have not received any revenues.

Operating expenses

Total operating expenses for the year ended July 31, 2021 were $46,053 compared to $14,077 for the year ended July 31, 2020. Our operating expenses consisted of general and administrative costs $22,934 (July 31, 2020 - $366), professional fees $22,764 (July 31, 2020 - $13,350), and rent expense $355 (July 31, 2020 - $361). Expenses increased in the current year primarily due to an increase in accrued payroll and DTC processing fees.

Net Losses

The net loss for the fiscal year ended July 31, 2021 was $46,053, compare to $14,077 for the fiscal year ended July 31, 2020, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2021, our total assets were $849 comprised of cash $124 and prepaid expenses $725. Our total liabilities were $59,594 comprised of a loan from director $36,794 and payroll liabilities $22,800. As of July 31, 2020, our total assets were $2,452 comprised of cash $1,610, prepaid rent $221, and prepaid expenses $621. Our total liabilities were $15,1444 comprised of a loan from director.

Shareholders’ deficit has increased from $(12,692) as of July 31, 2020 to $(58,745) as of July 31, 2021.

The Company has accumulated a deficit of $79,876 as of July 31, 2021 compare to $33,823 as of July 31, 2020 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from director.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2021 and July 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2021, net cash flows used in operating activities was $23,136 compared to $16,146 for July 31, 2020. The increase is due to a larger net loss in the current period offset by an increase in payroll liabilities.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2021, net cash from financing activities was $21,650 consisting of proceeds from a loan from a director. For the fiscal year ended July 31, 2020, net cash from financing activities was $16,331 consisting of proceeds from the sale of stock of $16,181 and proceeds from a loan from a director of $150.

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

Item 8. Financial Statements and Supplementary Data.

BIGEON

FINANCIAL STATEMENTS

For the Years Ended July 31, 2021 and July 31, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bigeon

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bigeon as of July 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of Bigeon as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had no revenue during the years ended July 31, 2021 and 2020, has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Bigeon in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Bigeon is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Bigeon's auditor since 2018.

Midvale, Utah

October 8, 2021

BIGEON

BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS
Current Assets
Cash	$124	$1,610
Prepaid Rent	104	221
Prepaid Expenses	621	621
Total Current Assets	849	2,452
TOTAL ASSETS	$849	$2,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Payroll Liabilities	$22,800	$—
Related-party Loan	36,794	15,144
Total Current Liabilities	59,594	15,144
Total Liabilities	59,594	15,144
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 and 4,381,550 shares issued and outstanding as of July 31, 2021 and 2020, respectively	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(79,876)	(33,823)
Total Stockholders’ Deficit	(58,745)	(12,692)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$849	$2,452

The accompanying notes are an integral part of these financial statements.

BIGEON
STATEMENTS OF OPERATIONS

	Year ended July 31, 2021	Year ended July 31, 2020

REVENUE	$—	$—

EXPENSES
General and Administrative Costs	22,934	366
Professional fees	22,764	13,350
Rent Expense	355	361
Total expenses	46,053	14,077

Income (Loss) from Operations	(46,053)	(14,077)

Income Tax Expense	—	—

NET INCOME (LOSS) AFTER TAX	$(46,053)	$(14,077)

Basic and Diluted Net Loss per Common Share	$0.01	$0.00

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,381,550	4,010,901

The accompanying notes are an integral part of these financial statements.

BIGEON

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2019	3,572,500	3,572	1,378	(19,746)	(14,796)

Common stock issued for cash	809,050	809	15,372	—	16,181

Net loss	—	—	—	(14,077)	(14,077)

Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	—	—	—	(46,053)	(46,053)

Balance as of July 31, 2021	4,381,550	$4,381	$16,750	$(79,876)	$(58,745)

The accompanying notes are an integral part of these financial statements.

BIGEON
STATEMENTS OF CASH FLOWS

	Year ended July 31, 2021	Year ended July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(46,053)	$(14,077)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	—	(25)
Prepaid Rent	117	(44)
Payroll Liabilities	22,800	—
Accounts Payable	—	(2,000)
Net cash used in Operating Activities	(23,136)	(16,146)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	21,650	150
Proceeds from the sale of stock	—	16,181
Net cash provided by Financing Activities	21,650	16,331

Net cash increase for period	(1,486)	185
Cash at beginning of period	1,610	1,425
Cash at end of period	$124	$1,610

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash transaction
Common stock issued to reduce related party loan	$—	$—

The accompanying notes are an integral part of these financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of July 31, 2021

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of July 31, 2021 and 2020 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of July 31, 2021 and July 31, 2020.

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

As reflected in the financial statements, the Company had no revenues during the years ended July 31, 2021, and 2020, has reoccurring net losses, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue, however the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to finance operating costs with loans from director. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

There were 4,381,550 shares of common stock issued and outstanding as of July 31, 2021, and as of July 31, 2020.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the year ended July 31, 2021. During the year ended July 31, 2021, Mr. Tunevicius contributed $21,650 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $36,794 and $15,144 as of July 31, 2021 and July 31, 2020, respectively.

NOTE 6 – INCOME TAX PROVISION

Deferred Tax Assets

As of July 31, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $79,876 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,774 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of July 31, 2021.

Components of deferred tax assets are as follows:

	For the Reporting Period Ended July 31, 2021	For the Reporting Period Ended July 31, 2020

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$79,876	$33,823
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	16,774	7,103
Less: Valuation Allowance	(16,774)	(7,103)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2021 as follows:

	For the Reporting Period Ended July 31, 2021	For the Reporting Period Ended July 31, 2020

Computed “expected” tax expense (benefit)	$(9,671)	$(3,260)
Change in valuation allowance	$9,671	$3,260
Actual tax expense (benefit)	$-	$-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
3.	The Company lacks appropriate information technology controls – As of July 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic, 370 01	40	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Olegas Tunevicius is our President and was appointed to the position of the Director, the Secretary and the Treasurer. He established the Company on June 19, 2018. Mr. Tunevicius has been fond of IT technologies for the past 10 years and dedicated most of his leisure time to exploring the world tendencies in the field. With the degree of Vilnius Gediminas Technical University, the President has been able to understand the process of creating software in detail. Mr. Tunevicius’s work experience for the past 5 years includes being employed at Egzotika, Lattako and Inter Cars Lietuva. At Egzotika, he took position of the head of the department from 2005 to 2015. Mr. Tunevicius’s key responsibilities were managing the work of the department and controlling the provision of supplies. In February 15, 2015, Mr. Tunevicius joined Latakko in Latvia. At Latakko he worked as a sales manager fulfilling such responsibilities as increasing the sales of department, providing the company’s customers with enjoyable experience and analyzing business strategy of the department for increasing profits. In March 2018 Mr. Tunevicius joined Inter Cars Lietuva where he worked as a product group specialist. He had to leave that position in June 2018.

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

COMMUNICATIONS WITH BOARD MEMBERS

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Bigeon, Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic, 370 01. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Secretary will be reviewed by the Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2021 and July 31, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Olegas Tunevicius President, Secretary and Treasurer	2021	22,800	-0-	-0-	-0-	-0-	-0-	22,800
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 31, 2021, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Olegas Tunevicius Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic, 370 01	3,500,000 shares of common stock (direct)	79.88%

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

Shares of common stock that a person has the right to acquire within 60 days of the date are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is Manesova 345/13 Ceske Budejovice 6, Ceske Budejovice, Czech Republic, 370 01.

Item 13. Certain Relationships and Related Transactions.

On June 19, 2018, the Company entered into an interest free loan agreement with our President and Director, Olegas Tunevicius. According to it, Mr. Tunevicius will provide funds to the Company, on an as-needed basis, in amounts up to $65,000 over the next four years. The Company will use the agreement as a line of credit and will use the advanced funds for the purpose of working capital and to perform necessary business operations. In accordance with the interest free loan agreement, for the year ended July 31, 2019, Mr. Tunevicius advanced $16,862 for operating expenses. Additionally, on September 4, 2018, the Company issued a total of 3,500,000 shares of their restricted common stock to Mr. Tunevicius to reduce the related party loan by $3,500. For the year ended July 31, 2021, Mr. Tunevicius advanced $21,650 to the Company for operating expenses. As of July 31, 2021, the related party loan balance was $36,794. In conjunction with the loan agreement the amounts advanced by Mr. Tunevicius are to be repaid by June 19, 2022. The Company plans to repay Mr. Tunevicius from revenues of operations if and when the Company generates enough revenues to pay the obligation. There is no assurance that we ever will generate revenues from our operations.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended July 31, 2021 and 2020:

	2021	2020
Audit Fees	$11,000	$11,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$11,700

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

BIGEON

Date: October 8, 2021	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)