Form 10-Q
period 2021-10-31
BIGEON CORP.
filed 2021-12-06
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

or

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,381,550 common shares issued and outstanding as of December 6, 2021.

BIGEON

FORM 10-Q

Quarterly Period Ended October 31, 2021

Item 6.	Exhibits	17

Signatures		17

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

BIGEON

BALANCE SHEETS

	October 31, 2021 (unaudited)	July 31, 2021
ASSETS
Current Assets
Cash	$350	$124
Prepaid Rent	138	104
Prepaid Expenses	458	621
Total Current Assets	946	849
TOTAL ASSETS	$946	$849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Payroll Liabilities	$34,200	$22,800
Related-party Loan	45,631	36,794
Total Current Liabilities	79,831	59,594
Total Liabilities	79,831	59,594
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 and 4,381,550 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(100,016)	(79,876)
Total Stockholders’ Deficit	(78,885)	(58,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$946	$849

The accompanying notes are an integral part of these condensed financial statements.

BIGEON
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2021	Three months ended October 31, 2020

REVENUE	$—	—

EXPENSES
General and Administrative Costs	11,423	—
Professional fees	8,614	6,006
Rent Expense	103	101
Total expenses	20,140	6,107

Income (Loss) from Operations	(20,140)	(6,107)

Income Tax Expense	—	—

NET INCOME (LOSS) AFTER TAX	$(20,140)	(6,107)

Basic and Diluted Net Loss per Common Share	$0.00	0.00

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	—	—	—	(6,107)	(6,107)

Balance as of October 31, 2020	4,381,550	$4,381	$16,750	$(39,930)	$(18,799)

Balance as of July 31, 2021	4,381,550	$4,381	$16,750	$(79,876)	$(58,745)

Net loss	—	—	—	(20,140)	(20,140)

Balance as of October 31, 2021	4,381,550	$4,381	$16,750	$(100,016)	$(78,885)

The accompanying notes are an integral part of these condensed financial statements.

BIGEON
STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2021	Three months ended October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,140)	$(6,107)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	163	163
Prepaid Rent	(34)	1
Payroll Liabilities	11,400	—
Net cash used in Operating Activities	(8,611)	(5,943)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	8,837	5,000
Net cash provided by Financing Activities	8,837	5,000

Net cash increase for period	226	(943)
Cash at beginning of period	124	1,610
Cash at end of period	$350	$667

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash transaction Common stock issued to reduce related party loan	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of October 31, 2021

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2021, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2022. These unaudited condensed financial statements should be read in conjunction with the July 31, 2021, financial statements and notes thereto.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of October 31, 2021 and July 31, 2021 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of October 31, 2021, and July 31, 2021.

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

As reflected in the financial statements, the Company had no revenues during the three months ended October 31, 2021, has a net loss, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There were 4,381,550 shares of common stock issued and outstanding as of October 31, 2021 and July 31, 2021.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the three months ended October 31, 2021. During this period, Mr. Tunevicius contributed $8,837 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $45,631 and $36,794 as of October 31, 2021, and July 31, 2021, respectively.

NOTE 6 – FOREIGN CURRENCY

As a result of the Company’s management operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate during the period covered by these financial statements, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 7 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Three months ended October 31, 2021, compared to October 31, 2020

Revenues

During the three months ended October 31, 2021, and 2020, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended October 31, 2021 were $20,140 compared to $6,107 for the three months ended October 31, 2020. Our operating expenses consisted of general and administrative costs $11,423 (October 31, 2020 - $0), professional fees $8,614 (October 31, 2020 - $6,006) and rent expense $103 (October 31, 2020 - $101). Expenses increased in the three months ended October 31, 2021 primarily due to the recognition of salary and wage expense.

Net Losses

The net loss for the fiscal quarter ended October 31, 2021, was $20,140, compared to $6,107 for the three months ended October 31, 2020, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2021, our total assets were $946 comprised of cash $350, prepaid rent $138 and prepaid expenses $458. Our total liabilities were $79,831 comprised of a loan from our director and payroll liabilities. As of July 31, 2021, our total assets were $849 comprised of cash $124, prepaid rent $104 and prepaid expenses $621. Our total liabilities were $59,594 comprised of a loan from our director and payroll liabilities.

Shareholders’ deficit has increased from $58,745 as of July 31, 2021 to $78,885 as of October 31, 2021.

The Company has accumulated a deficit of $100,016 as of October 31, 2021, compared to $79,876 as of July 31, 2021, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows used in operating activities for the three months ended October 31, 2021, were $8,611.

Net cash flows provided by financial activities for the three months ended October 31, 2021, were $8,837.

Off-Balance Sheet Arrangements

As of October 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of October 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending October 31, 2021, there were no pending or threatened legal actions against us.

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

BIGEON

Date: December 6, 2021	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)