Form 10-Q
period 2022-04-30
BIGEON CORP.
filed 2022-06-08
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

or

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

Mr. Olegas Tunevicius

Manesova 345/13 Ceske Budejovice 6,

Ceske Budejovice, CZ, 37001

Telephone: +1 (321) 236-6052

Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,381,550 common shares issued and outstanding as of June 8, 2022.

BIGEON

FORM 10-Q

Quarterly Period Ended April 30, 2022

Item 6.	Exhibits	16

Signatures		17

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

BIGEON

BALANCE SHEETS

	April 30, 2022 (unaudited)	July 31, 2021
ASSETS
Current Assets
Cash	$118	$124
Prepaid Rent	—	104
Prepaid Expenses	133	621
Total Current Assets	251	849
Intangible Assets, Net	16,000	—
TOTAL ASSETS	$16,251	$849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Payroll Liabilities	$57,000	$22,800
Related-party Loan	65,931	36,794
Total Current Liabilities	122,931	59,594
Total Liabilities	122,931	59,594
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 and 4,381,550 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(127,811)	(79,876)
Total Stockholders’ Deficit	(106,680)	(58,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$16,251	$849

The accompanying notes are an integral part of these condensed financial statements.

BIGEON
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2022	Three months ended April 30, 2021	Nine months ended April 30, 2022	Nine months ended April 30, 2021

REVENUE	$—	$—	$—	$—

EXPENSES
General and Administrative Costs	11,401	11,400	34,261	134
Professional fees	2,416	2,227	13,433	32,001
Rent Expense	69	102	241	304
Total expenses	13,886	13,729	47,935	32,439

Income (Loss) from Operations	(13,886)	(13,729)	(47,935)	(32,439)

Income Tax Expense	—	—	—	—

NET INCOME (LOSS) AFTER TAX	$(13,886)	$(13,729)	$(47,935)	$(32,439)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding– Basic and Diluted	4,381,550	$4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2020 (Audited)	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	—	—	—	(6,107)	(6,107)
Balance as of October 31, 2020	4,381,550	4,381	16,750	(39,930)	(18,799)

Net loss	—	—	—	(12,603)	(12,603)
Balance as of January 31, 2021	4,381,550	$4,381	$16,750	$(52,533)	$(31,402)

Net loss	—	—	—	(13,729)	(13,729)
Balance as of April 30, 2021	4,381,550	$4,381	$16,750	$(66,262)	$(45,131)

Balance as of July 31, 2021 (Audited)	4,381,550	$4,381	$16,750	$(79,876)	$(58,745)

Net loss	—	—	—	(20,140)	(20,140)
Balance as of October 31, 2021	4,381,550	4,381	16,750	(100,016)	(78,885)

Net loss	—	—	—	(13,909)	(13,909)
Balance as of January 31, 2022	4,381,550	$4,381	$16,750	$(113,925)	$(92,794)

Net loss	—	—	—	(13,886)	(13,886)
Balance as of April 30, 2022	4,381,550	$4,381	$16,750	$(127,811)	$(106,680)

The accompanying notes are an integral part of these condensed financial statements.

BIGEON
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2022	Nine months ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(47,935)	$(32,439)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	488	487
Prepaid Rent	104	66
Payroll Liabilities	34,200	11,400
Net cash used in Operating Activities	(13,143)	(20,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(16,000)	—
Net cash provided by Investing Activities	(16,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	29,137	19,000
Net cash provided by Financing Activities	29,137	19,000

Net cash increase for period	(6)	(1,486)
Cash at beginning of period	124	1,610
Cash at end of period	$118	$124

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of April 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended April 30, 2022, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2022. These unaudited condensed financial statements should be read in conjunction with the July 31, 2021, financial statements and notes thereto.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of April 30, 2022 and July 31, 2021 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of April 30, 2022, and July 31, 2021.

Intangible Assets

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over a period of five years, which is the remaining estimated economic life of the costs.

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

As reflected in the financial statements, the Company had no revenues during the nine months ended April 30, 2022, has a net loss, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There were no issuance of common stocks during the nine months ended April 30, 2022 and 2021.

There were 4,381,550 shares of common stock issued and outstanding as of April 30, 2022 and July 31, 2021.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The President and sole director of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the nine months ended April 30, 2022. During this period, Mr. Tunevicius advanced $29,137 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $65,931 and $36,794 as of April 30, 2022, and July 31, 2021, respectively.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2022, compared to April 30, 2021

Revenues

During the three months ended April 30, 2022, and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended April 30, 2022 were $13,886 compared to $13,729 for the three months ended April 30, 2021. Our operating expenses consisted of general and administrative costs $11,401 (April 30, 2021 - $11,400), professional fees $2,416 (April 30, 2021 - $2,227) and rent expense $69 (April 30, 2020 - $102).

Net Losses

The net loss for the fiscal quarter ended April 30, 2022, was $13,886, compared to $13,729 for the three months ended April 30, 2021.

Nine months ended April 30, 2022, compared to April 30, 2021

Revenues

During the nine months ended April 30, 2022, and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the nine months ended April 30, 2022 were $47,935 compared to $32,439 for the nine months ended April 30, 2021. Our operating expenses consisted of general and administrative costs $34,261 (April 30, 2021 - $134), professional fees $13,433 (April 30, 2021 - $32,001) and rent expense $241 (April 30, 2021 - $304). Expenses increased in the nine months ended April 30, 2022 primarily due to the recognition of salary and wage expense.

Net Losses

The net loss for the nine months ended April 30, 2022, was $47,935, compared to $32,439 for the nine months ended April 30, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of April 30, 2022, our total assets were $16,251 comprised of cash $118, prepaid expenses $133 and intangible assets of $16,000. Our total liabilities were $122,931 comprised of a loan from our director and payroll liabilities. As of July 31, 2021, our total assets were $849 comprised of cash $124, prepaid rent $104 and prepaid expenses $621. Our total liabilities were $59,594 comprised of a loan from our director and payroll liabilities.

Shareholders’ deficit has increased from $58,745 as of July 31, 2021 to $106,680 as of April 30, 2022.

The Company has accumulated a deficit of $127,811 as of April 30, 2022, compared to $79,876 as of July 31, 2021, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows used in operating activities for the nine months ended April 30, 2022, were $13,143.

Net cash flows from investing activities for the nine months ended April 30, 2022, were $16,000.

Net cash flows provided by financial activities for the nine months ended April 30, 2022, were $29,137.

Off-Balance Sheet Arrangements

As of April 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending April 30, 2022, there were no pending or threatened legal actions against us.

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

BIGEON

Date: June 8, 2022	By:	/s/ Olegas Tunevicius
Name: Olegas Tunevicius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)