Form 10-K
period 2022-07-31
BIGEON CORP.
filed 2022-09-21
CIK 1753391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2022

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

Yu Yang No.32, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, 030500, CN Telephone: +86 139-10972765
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,381,550 common shares issued and outstanding as of September 21, 2022.

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

Corporate Organization

Our registered address is No.32, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, 030500, China. Our telephone number is +86 139-10972765.

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

Employees

We have no employees other than our director Yu Yang.

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

As of July 31, 2022, no shares of our common stock are traded.

Number of Holders

As of July 31, 2022, the 4,381,550 issued and outstanding shares of common stock were held by a total of 30 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2022 and 2021.

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

RESULTS OF OPERATIONS

Fiscal year ended July 31, 2022, compared to July 31, 2021:

Revenues

During the years ended July 31, 2022, and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the year ended July 31, 2022 were $63,703 compared to $46,053 for the year ended July 31, 2021. Our operating expenses consisted of general and administrative costs $45,670 (July 31, 2021 - $22,934), amortization expense $900 (July 31, 2021 - $0), professional fees $16,820 (July 31, 2021 - $22,764), and rent expense $313 (July 31, 2021 - $355). Expenses increased in the current year primarily due to an increase in accrued payroll.

Net Losses

The net loss for the fiscal year ended July 31, 2022 was $63,703, compare to $46,053 for the fiscal year ended July 31, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2022, our total assets were $23,666 comprised of cash $1,889, prepaid expenses $693 and intangible assets $21,084. Our total liabilities were $146,114 comprised of accounts payable $5,990, loan from director $71,724 and payroll liabilities $68,400. As of July 31, 2021, our total assets were $849 comprised of cash $124 and prepaid expenses $725. Our total liabilities were $59,594 comprised of a loan from director $36,794 and payroll liabilities $22,800.

Shareholders’ deficit has increased from $(58,745) as of July 31, 2021 to $(122,448) as of July 31, 2022.

The Company has accumulated a deficit of $143,579 as of July 31, 2022 compare to $79,876 as of July 31, 2021 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from director.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2022 and July 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2022, net cash flows used in operating activities was $11,181 compared to $23,136 for July 31, 2021. The decrease can mostly be explained by a larger net loss in the current period.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2022, net cash used in investing activities was $21,984 consisting of cash paid for intangible assets. For the fiscal year ended July 31, 2021, net cash from financing activities was $0.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2022 and 2021, net cash from financing activities was $34,930 and $21,650, respectively, consisting of proceeds from related party advances.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from loans from our officer and directors.

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

Item 8. Financial Statements and Supplementary Data.

BIGEON

FINANCIAL STATEMENTS

For the Years Ended July 31, 2022 and July 31, 2021

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bigeon

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bigeon as of July 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of Bigeon as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had no revenue during the years ended July 31, 2022 and 2021, has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Bigeon's auditor since 2018.

Midvale, Utah

September 21, 2022

BIGEON

BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS
Current Assets
Cash	$1,889	$124
Prepaid Rent	72	104
Prepaid Expenses	621	621
Total Current Assets	2,582	849
Intangible Assets, Net	21,084	—
TOTAL ASSETS	$23,666	$849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$5,990	$—
Payroll Liabilities	68,400	22,800
Related Party Payable	71,724	36,794
Total Current Liabilities	146,114	59,594
Total Liabilities	146,114	59,594
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 shares issued and outstanding as of July 31, 2022 and 2021	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(143,579)	(79,876)
Total Stockholders’ Deficit	(122,448)	(58,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$23,666	$849

The accompanying notes are an integral part of these financial statements.

BIGEON
STATEMENTS OF OPERATIONS

	Year ended July 31, 2022	Year ended July 31, 2021

REVENUE	$—	$—

EXPENSES
General and Administrative Costs	45,670	22,934
Amortization Expense	900	—
Professional Fees	16,820	22,764
Rent Expense	313	355
Total expenses	63,703	46,053

Income (Loss) from Operations	(63,703)	(46,053)

Income Tax Expense	—	—

NET INCOME (LOSS) AFTER TAX	$(63,703)	$(46,053)

Basic and Diluted Net Loss per Common Share	$0.01	$0.01

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of these financial statements.

BIGEON

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	—	—	—	(46,053)	(46,053)

Balance as of July 31, 2021	4,381,550	4,381	16,750	(79,876)	(58,745)

Net loss	—	—	—	(63,703)	(63,703)

Balance as of July 31, 2022	4,381,550	$4,381	$16,750	$(143,579)	$(122,448)

The accompanying notes are an integral part of these financial statements.

BIGEON
STATEMENTS OF CASH FLOWS

	Year ended July 31, 2022	Year ended July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(63,703)	$(46,053)
Adjustments to reconcile Net Income to net cash provided by operations:
Amortization Expenses	900	—
Prepaid Rent	32	117
Payroll Liabilities	45,600	22,800
Accounts Payable	5,990	—
Net cash used in Operating Activities	(11,181)	(23,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(21,984)	—
Net cash used in Investing Activities	(21,984)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Payable	34,930	21,650
Net cash provided by Financing Activities	34,930	21,650

Net cash increase for period	1,765	(1,486)
Cash at beginning of period	124	1,610
Cash at end of period	$1,889	$124

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BIGEON

NOTES TO THE FINANCIAL STATEMENTS

As of July 31, 2022

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of July 31, 2022 and 2021 were $0.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of July 31, 2022 and July 31, 2021.

Intangible Assets

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

During the year ended July 31, 2022, the Company acquired software for $21,984, recognized $900 in amortization expense and accumulated amortization, thus reported intangible assets with a net carrying amount of $21,084 on the balance sheet. The Company expects to recognize amortization expense of $4,397 annually for the next four fiscal years and $3,496 of amortization expense in the fiscal year ending July 31, 2027.

Software Costs

Software costs are accounted for in accordance with FASB ASC 350-50, Website Development Costs.

For intangible assets acquired either individually or as part of a group of assets (in either an asset acquisition, a business combination, or an acquisition by a not-for-profit entity), all of the following information shall be disclosed in the notes to financial statements in the period of acquisition:

•	The total amount assigned and the amount assigned to any major intangible asset class
•	The amount of any significant residual value, in total and by major intangible asset class
•	The weighted-average amortization period, in total and by major intangible asset class.

The following information shall be disclosed in the financial statements or the notes to financial statements for each period for which a statement of financial position is presented:

•	The gross carrying amount and accumulated amortization, in total and by major intangible asset class
•	The aggregate amortization expense for the period
•	The estimated aggregate amortization expense for each of the five succeeding fiscal years.

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

As reflected in the financial statements, the Company had no revenues during the years ended July 31, 2022, and 2021, has reoccurring net losses, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the years ended July 31, 2022 and 2021, the Company issued no shares of common stock.

There were 4,381,550 shares of common stock issued and outstanding as of July 31, 2022, and as of July 31, 2021.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The former President of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with during the year ended July 31, 2022. During the year ended July 31, 2022, Mr. Tunevicius contributed $34,930 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $71,724 and $36,794 as of July 31, 2022 and July 31, 2021, respectively.

NOTE 6 – INCOME TAX PROVISION

Deferred Tax Assets

As of July 31, 2022, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $143,579 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,152 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of July 31, 2022.

Components of deferred tax assets are as follows:

	For the Reporting Period Ended July 31, 2022	For the Reporting Period Ended July 31, 2021

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$143,579	$79,876
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	30,152	16,774
Less: Valuation Allowance	(30,152)	(16,774)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2021 as follows:

	For the Reporting Period Ended July 31, 2022	For the Reporting Period Ended July 31, 2021

Computed “expected” tax expense (benefit)	$(13,378)	$(9,671)
Change in valuation allowance	$13,378	$9,671
Actual tax expense (benefit)	$-	$-

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

On August 31, 2022, the former President of the Company, Olegas Tunevicius, sold all of his 3,500,000 common shares of Bigeon to Shanxi Qiansui Tancheng Culture Media Co., Ltd., a privately-owned Chinese company, thus constituting a change of control of the Company. As part of the change of control, Olegas Tunevicius resigned as the Company’s sole officer and director, and Yu Yang became the Company’s sole officer and director.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls – As of July 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

On July 31, 2022, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Yu Yang No.32, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, 030500, China	39	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Yu Yang has been the chairman and CEO of Qiansui International Group Co., Ltd., a SEC-reporting shell issuer (PINK:QIAN) since October 2020. He has been the chairman and CEO of the privately-owned company since 2017. Additionally, Mr. Yang is the sole director of Shanxi Qiansui Tancheng Culter Media Co., Ltd (“Tancheng”).

Mr. Yang brings 10 years of management experience to the company. He holds an MBA degree from the European Hong Kong Business Institute in Netherlands. With his expertise in the managerial skills, Tancheng has thrived through the years and expanded financially.

During the past ten years, Mr. Yang has not been the subject to any of the following events:

  Any bankruptcy petition filed by or against any business of which Mr.Yang was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Yang’s involvement in any type of business, securities or banking activities.
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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that at least one member of the board, Mr. Yang, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr.Yang is not an “independent” member of the board as described above. The Board of Directors has determined that director is able to read and understand fundamental financial statements.

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

COMMUNICATIONS WITH BOARD MEMBERS

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Bigeon, No.32, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, 030500, China. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Secretary will be reviewed by the Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended July 31, 2022 and July 31, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Yu Yang President, Secretary and Treasurer	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Olegas Tunevicius Former President	2022	45,600	-0-	-0-	-0-	-0-	-0-	45,600
	2021	22,800	-0-	-0-	-0-	-0-	-0-	22,800

There are no current employment agreements between the company and its officer.

Mr.Yang currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of September 21, 2022, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Shanxi Qiansui Tancheng Culture Media Co., Ltd / Yu Yang (1) No.32, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, 030500, China	3,500,000 shares of common stock (direct)	79.88%

(1) Yu Yang is the 80% owner of Shanxi Qiansui Tancheng Culture Media Co., Ltd and has 100% voting power. The record owner of the other 20% of Shanxi Qiansui Tancheng Culture Media Co., Ltd is Caixia Zhang, Mr. Yang’s mother. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ownership of any other person.

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

Shares of common stock that a person has the right to acquire within 60 days of the date are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is No.32, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, 030500, China.

Item 13. Certain Relationships and Related Transactions.

For the year ended July 31, 2022 and 2021, the former President of the Company, Mr. Tunevicius, advanced $34,930 and $21,650 to the Company for operating expenses, respectively. As of July 31, 2022, the related party loan balance was $71,724. The Company plans to repay Mr. Tunevicius from revenues of operations if and when the Company generates enough revenues to pay the obligation. There is no assurance that the Company will generate revenues from its operations.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended July 31, 2022 and 2021:

	2022	2021
Audit Fees	$11,000	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$11,000

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

BIGEON

Date: September 21, 2022	By:	/s/ Yu Yang
Name: Yu Yang Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)