Form 10-Q
period 2022-10-31
TANCHENG GROUP CO., LTD.
filed 2022-12-15
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-228803

TANCHENG GROUP CO., LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-1098668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 32, Huili Township, Jiaocheng County

Lvliang City, Shanxi Province, P.R. China 030500

(Address of principal executive offices, Zip Code)

(+86) 139-1097-2765

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of December 15, 2022.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

TANCHENG GROUP CO., LTD.

BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash	$1,889	$1,889
Prepaid Rent	–	72
Prepaid Expenses	–	621
Total Current Assets	1,889	2,582
Intangible Assets, Net	–	21,084
TOTAL ASSETS	$1,889	$23,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payables	$85,214	$5,990
Payroll Liabilities	68,400	68,400
Related-party Loan	–	71,724
Total Current Liabilities	153,614	146,114
Total Liabilities	153,614	146,114
Stockholders’ Deficit:
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 and 4,381,550 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	4,381	4,381
Additional Paid in Capital	16,750	16,750
Accumulated deficit	(172,856)	(143,579)
Total Stockholders’ Deficit	(151,725)	(122,448)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,889	$23,666

The accompanying notes are an integral part of these condensed financial statements.

TANCHENG GROUP CO., LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021

REVENUE	$–	$–

EXPENSES
General and Administrative Costs	21,777	11,423
Professional fees	7,500	8,614
Rent Expense	–	103
Total expenses	29,277	20,140

Income (Loss) from Operations	(29,277)	(20,140)

Income Tax Expense	–	–

NET INCOME (LOSS) AFTER TAX	$(29,277)	$(20,140)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.00)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of these condensed financial statements.

TANCHENG GROUP CO., LTD.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2021	4,381,550	$4,381	$16,750	$(79,876)	$(58,745)
Net loss	–	–	–	(20,140)	(20,140)
Balance as of October 31, 2021	4,381,550	$4,381	$16,750	$(100,016)	$(78,885)

Balance as of July 31, 2022	4,381,550	$4,381	$16,750	$(143,579)	$(122,448)
Net loss	–	–	–	(29,277)	(29,277)
Balance as of October 31, 2022	4,381,550	$4,381	$16,750	$(172,856)	$(151,725)

The accompanying notes are an integral part of these condensed financial statements.

TANCHENG GROUP CO., LTD.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,277)	$(20,140)
Adjustments to reconcile Net Income to net cash provided by operations:
Loss on disposal of intangible assets	21,084	–
Write off of prepayments	693	–
Accounts Payable	7,500	–
Prepaid Expenses	–	163
Prepaid Rent	–	(34)
Payroll Liabilities	–	11,400
Net cash used in Operating Activities	–	(8,611)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	–	8,837
Net cash provided by Financing Activities	–	8,837

Net cash increase for period	–	226
Cash at beginning of period	1,889	124
Cash at end of period	$1,889	$350

The accompanying notes are an integral part of these condensed financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE FINANCIAL STATEMENTS

As of October 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

TANCHENG GROUP CO., LTD., formerly named Bigeon Corp. (“Company”) was incorporated on June 19, 2018 under the laws of Nevada. We are developing a new kind of messenger application. The product of the Company (“the App”) is intended to provide an entirely new way of sharing information. The App enables a user to draw a picture or a writing instead of typing the whole message. Our intended users will be the people whose jobs are connected with drawing and creating graphic animation. Bigeon’s product will be an appropriate tool to make short sketches on the go and share them with others.

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

On October 17, 2022, the Company filed a Certificate of Amendment to Articles of Incorporation of the Company with the Secretary of State of State of Nevada to change the Company’s name to Tancheng Group Co., Ltd.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending July 31, 2023. These unaudited condensed financial statements should be read in conjunction with the July 31, 2022, financial statements and notes thereto.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of October 31, 2022 and July 31, 2022 were $nil.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of October 31, 2022, and July 31, 2022.

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

As reflected in the financial statements, the Company had no revenues during the three months ended October 31, 2022, has recurring net loss, and is total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended October 31, 2022 and the year ended July 31, 2022, the Company issued no shares of common stock.

There were 4,381,550 shares of common stock issued and outstanding as of October 31, 2022 and July 31, 2022.

NOTE 5 – RELATED-PARTY TRANSACTIONS

The former President of the Company, Olegas Tunevicius, is the only related party with whom the Company had balance and transactions with. During the three months ended October 31, 2021, Mr. Tunevicius contributed $8,837 in cash to assist in paying for operating expenses on behalf of the Company. No transactions incurred with Mr. Tunevicius during the three months ended October 31, 2022. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. As disclosed in Note 1, Mr. Tunevicius resigned as the Company’s sole officer and director after the change of control on August 31, 2022, the outstanding balance with Mr. Tunevicius of $71,724 and $71,724 was included in Accounts Payables and Related Party Payable as of October 31, 2022 and July 31, 2022, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Unless otherwise indicated by the context, references to the “Company, “we,” “us,” “our” in this report are to Tancheng Group Co., Ltd., a Nevada corporation.

Overview

We are a Nevada corporation formed under the name of Bigeon Corp. on June 19, 2018. We were developing a new kind of messenger application that was intended to provide an entirely new way of sharing information. On August 31, 2022, our former chief executive and financial officer, sole director and controlling shareholder, Olegas Tunevicius, sold his 3,500,000 shares of common stock of our company, representing approximately 79.9% of our voting capital stock, to Shanxi Qiansui Tancheng Culture Media Co., Ltd., a private company formed under the laws of China (“Shanxi Tancheng”). As a result of this transaction, Shanxi Tancheng became our controlling shareholder and Yu Yang (“Mr. Yang”) was appointed as our chief executive and financial officer and sole director. Our current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination.

Results of Operations

Three months ended October 31, 2022, compared to October 31, 2021

Revenues

During the three months ended October 31, 2022, and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended October 31, 2022 were $29,277 compared to $20,140 for the three months ended October 31, 2021. Our operating expenses consisted of general and administrative costs $21,777 (October 31, 2021 - $11,423), professional fees $7,500 (October 31, 2021 - $8,614) and rent expense $nil (October 31, 2021 - $103). Expenses increased in general and administrative costs during the three months ended October 31, 2022 was primarily due to the loss on disposal of intangible assets and write off of prepayments partially offset with the absence of salary and wage expense.

Net Losses

The net loss for the three months ended October 31, 2022, was $29,277, compared to $20,140 for the three months ended October 31, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2022, our total assets were $1,889 comprised solely of cash. Our total liabilities were $153,614 comprised of accounts payables and payroll liabilities. As of July 31, 2022, our total assets were $23,666 comprised of cash $1,889, prepaid expenses $693 and intangible assets $21,084. Our total liabilities were $146,114 comprised of accounts payable $5,990, loan from director $71,724 and payroll liabilities $68,400.

Shareholders’ deficit has increased from $122,448 as of July 31, 2022 to $151,725 as of October 31, 2022.

The Company has accumulated a deficit of $172,856 as of October 31, 2022, compared to $143,579 as of July 31, 2022 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows used in operating activities for the three months ended October 31, 2022, were $nil.

Net cash flows used in investing activities for the three months ended October 31, 2022, were $nil.

Net cash flows provided by financial activities for the three months ended October 31, 2022, were $nil.

Off-Balance Sheet Arrangements

As of October 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of October 31, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities or repurchase of common stock during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: December 15, 2022	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer and Chief Financial Officer

