Form 10-KT
period 2022-12-31
TANCHENG GROUP CO., LTD.
filed 2023-02-28
CIK 1753391

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2022 to December 31, 2022

Commission File No. 333-228803

TANCHENG GROUP CO., LTD.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	38-4086827
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

No. 32 Hexizhuang Village, Huili Township, Jiaocheng County

Lvliang City, Shanxi Province, P.R. China 030500

(Address of Principal Executive Offices)

(+86) 139-1097-2765

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.11 per share) was approximately $96,971. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 4,381,550 shares of the registrant’s common stock outstanding as of February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TANCHENG GROUP CO., LTD.

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

This Transition Report on Form 10-KT contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

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

ii

PART I

ITEM 1. BUSINESS.

We are a Nevada corporation formed under the name of Bigeon Corp. on June 19, 2018. We were developing a new kind of messenger application that was intended to provide an entirely new way of sharing information. On August 31, 2022, our former chief executive and financial officer, sole director and controlling shareholder, Olegas Tunevicius, sold his 3,500,000 shares of common stock of our company, representing approximately 79.9% of our voting capital stock, to Shanxi Qiansui Tancheng Culture Media Co., Ltd., a private company formed under the laws of China (“Qiansui Media”), pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). As a result of this transaction, Qiansui Media became our controlling shareholder and Yu Yang (“Mr. Yang”) was appointed as our chief executive and financial officer and sole director. Effective February 10, 2023, pursuant to an Assignment of Shares agreement, Qiansui Media assigned 2,800,000 shares of our common stock to Zhan Jue Cheng Limited, a British Virgin Islands company controlled by Mr. Yang, and 700,000 shares of our common stock to Zhang Caixia Limited, a British Virgin Islands company controlled by Ms. Caixia Zhang.

Our current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company plans to utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination.

Change of Fiscal Year-End

On December 16, 2022, the Company changed its fiscal year-end from July 31th to December 31st, effective immediately. The decision to change the fiscal year-end to a calendar year-end was to align our reporting cycle more closely with how we plan to manage our business. This Transition Report on Form 10-KT reports our financial results for the period from August 1, 2022, through December 31, 2022, which we refer to as the “transition period” in this report. Following the transition period, we will file an annual report for each twelve-month period ended December 31st of each year beginning with December 31, 2023.

Business Objectives

Management of the Company would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

•	costs associated with pursuing a new business opportunity;

•	growth potential of the new business opportunity;

•	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

•	necessary capital requirements;

•	the competitive position of the new business opportunity;

•	stage of business development;

•	the market acceptance of the potential products and services;

•	proprietary features and degree of intellectual property; and

•	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

Employees

We have no employees other than our director and officer Yu Yang. Mr. Yang is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

The SEC maintains a website that contains our reports and other SEC filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s office is located at No. 32 Hexizhuang Village, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, P.R. China 030500, which space is provided to us on a rent-free basis. This arrangement will remain until we find a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “QSJC.”

Transfer Agent

Our transfer agent for our common stock is Securities Transfer Corporation. They are located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093. Tel: (469) 633-0101 Fax: (469) 633-0088.

Holders of Our Common Stock

As of February 28, 2023, there were approximately 13 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not sold any equity securities during the transition period.

Purchases of Equity Securities

No repurchases of our common stock were made during the transition period.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and operating results for the five-month transition period ended December 31, 2022 should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Results of Operations

Transition Period Ended December 31, 2022 compared to the Five Months Ended December 31, 2021

Revenues

During the five months ended December 31, 2022, and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the five months ended December 31, 2022 were $42,263 compared to $22,572 for the five months ended December 31, 2021. Our operating expenses consisted of general and administrative costs $22,973 (December 31, 2021 - $11,460), professional fees $18,597 (December 31, 2021 - $10,962), and rent expense $693 (December 31, 2021 - $150). Expenses increased in the current period primarily due to the write off of intangible assets of $21,084, and the increase in legal and accounting fees as recorded in professional fees, offset by a decrease to $nil in accrued payroll as recorded in general and administrative costs, as a result of the change of control on August 31, 2022.

Net Losses

The net loss for the five months ended December 31, 2022 was $42,263, compared to $22,572 for the five months ended December 31, 2021, due to the factors discussed above.

Year Ended July 31, 2022 compared to Year Ended July 31, 2021

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

Liquidity and Capital Resources

As of December 31, 2022, our total assets were $nil. Our total liabilities were $18,597 comprised of payables to third parties in connection with the professional expenses. As of December 31, 2021, our total assets were $514 comprised of cash $72 and prepaid expenses $442. Our total liabilities were $81,831 comprised of a loan from director $47,631 and payroll liabilities $34,200. Shareholders’ deficit has decreased from $(81,317) as of December 31, 2021 to $(18,597) as of December 31, 2022 due to the change of control. On August 18, 2022, our former President, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the closing date of the Stock Purchase Agreement. As a result, as of August 31, 2022, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and we account for this transaction as capital contribution and an increase of additional paid-in capital under shareholders’ equity.

The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We had no revenues during the five months ended December 31, 2022, has a net loss, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about our ability to continue as a going concern.

Prior to August 31, 2022, our former President, Olegas Tunevicius paid all expenses incurred until the change of control that Yu Yang became our sole officer and director. Management is exploring business combination opportunities that can generate revenue and cash to support our daily operations in the long term.

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

The Company had an accumulated deficit of $143,579 as of July 31, 2022 compared to $79,876 as of July 31, 2021.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from director.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the five months ended December 31, 2022, years ended July 31, 2022 and July 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 6732)

To the Shareholders and the Board of Directors of Tancheng Group Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tancheng Group Co., Ltd (“the Company”) as of December 31, 2022, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the five-month period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the five-month period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues during the five-month period ended December 31, 2022, years ended July 31, 2022 and 2021, has a net loss, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2022.

Singapore

February 28, 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 6258)

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

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had no revenue during the years ended July 31, 2022 and 2021, has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Bigeon in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Bigeon is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group, LLP

We have served as Bigeon’s auditor since 2018.

Midvale, Utah

September 21, 2022

TANCHENG GROUP CO., LTD.

BALANCE SHEETS

	December 31, 2022	July 31, 2022	July 31, 2021

ASSETS
Current Assets
Cash	$–	$1,889	$124
Prepaid Rent	–	72	104
Prepaid Expenses	–	621	621
Total Current Assets	–	2,582	849
Intangible Assets, Net	–	21,084	–
TOTAL ASSETS	$–	$23,666	$849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Other Payables	$18,597	$5,990	$–
Payroll Liabilities	–	68,400	22,800
Related Party Payable	–	71,724	36,794
Total Current Liabilities	18,597	146,114	59,594
Total Liabilities	18,597	146,114	59,594
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 shares issued and outstanding as of December 31, 2022, July 31, 2021 and July 31, 2020	4,381	4,381	4,381
Additional Paid in Capital	162,864	16,750	16,750
Accumulated deficit	(185,842)	(143,579)	(79,876)
Total Stockholders’ Deficit	(18,597)	(122,448)	(58,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$–	$23,666	$849

The accompanying notes are an integral part of these financial statements.

TANCHENG GROUP CO., LTD.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Five Months Ended December 31,	Years Ended July 31,
	2022	2022	2021

REVENUE	$–	$–	$–

EXPENSES
General and Administrative Costs	22,973	45,670	22,934
Amortization Expense	–	900	–
Professional fees	18,597	16,820	22,764
Rent Expense	693	313	355
Total expenses	42,263	63,703	46,053

Loss from Operations	(42,263)	(63,703)	(46,053)

Income Tax Expense	–	–	–

NET LOSS AFTER TAX AND COMPREHENSIVE LOSS	$(42,263)	$(63,703)	$(46,053)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)	$(0.01)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of these financial statements.

TANCHENG GROUP CO., LTD.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2020	4,381,550	$4,381	$16,750	$(33,823)	$(12,692)

Net loss	–	–	–	(46,053)	(46,053)

Balance as of July 31, 2021	4,381,550	4,381	16,750	(79,876)	(58,745)

Net loss	–	–	–	(63,703)	(63,703)

Balance as of July 31, 2022	4,381,550	4,381	16,750	(143,579)	(122,448)

Capital contribution	–	–	146,114	–	146,114
Net loss	–	–	–	(42,263)	(42,263)

Balance as of December 31, 2022	4,381,550	$4,381	$162,864	$(185,842)	$(18,597)

The accompanying notes are an integral part of these financial statements.

TANCHENG GROUP CO., LTD.
STATEMENTS OF CASH FLOWS

	Five Months Ended December 31,	Years Ended July 31,
	2022	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(42,263)	$(63,703)	$(46,053)
Adjustments to reconcile Net Loss to net cash provided by operations:
Capital contribution	146,114	–	–
Write off of intangible assets	21,084	–	–
Amortization Expenses	–	900	–
Prepaid Rent	693	32	117
Payroll Liabilities	(68,400)	45,600	22,800
Accounts Payable	12,607	5,990	–
Net cash provided by (used in) Operating Activities	69,835	(11,181)	(23,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	–	(21,984)	–
Net cash used in Investing Activities	–	(21,984)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Payable	(71,724)	34,930	21,650
Net cash provided by Financing Activities	(71,724)	34,930	21,650

Net cash (decrease) increase for period	(1,889)	1,765	(1,486)
Cash at beginning of period	1,889	124	1,610
Cash at end of period	$–	$1,889	$124

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the period:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

TANCHENG GROUP CO., LTD. (“Company”), formerly named Bigeon Corp. (“Bigeon”) was incorporated on June 19, 2018 under the laws of Nevada. Prior to August 31, 2022, the Company was developing a new kind of messenger application. The product of the Company (“the App”) is intended to provide an entirely new way of sharing information. The App enables a user to draw a picture or a writing instead of typing the whole message. Our intended users will be the people whose jobs are connected with drawing and creating graphic animation. Bigeon’s product will be an appropriate tool to make short sketches on the go and share them with others.

On August 31, 2022, under a Stock Purchase Agreement, the former President of the Company, Olegas Tunevicius, sold all of his 3,500,000 common shares of Bigeon to Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Shanxi Qiansui Tancheng”), a privately-owned Chinese company, thus constituting a change of control of the Company. As part of the change of control, Olegas Tunevicius resigned as the Company’s sole officer and director, and Yu Yang became the Company’s sole officer and director.

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

Change in Fiscal Year End

On December 16, 2022, the Company’s Board of Directors approved a change in the Company’s fiscal year end from July 31 to December 31, effective immediately. As a result of this change, the Company is filing this Transition Report on Form 10-KT (“Transition Report”) for the five-month transition period ended December 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of December 31, 2022, July 31, 2022 and July 31, 2021 were $0.

Other Payables

Other payables represent liabilities for services provided to the Company prior to the end of the financial year which are unpaid. They are classified as current liabilities if payment is due within one year or less. Otherwise, they are presented as non-current liabilities. Other payables are initially recognized at fair value, and subsequently carried at amortized costs using the effective interest method.

As of December 31, 2022, the Company had an other payables balance of $18,597 due to two unrelated third parties who assisted in paying for professional fees on behalf of the Company.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of December 31, 2022, July 31, 2022 and July 31, 2021, therefore, basic and diluted earnings (loss) per share are equal.

Intangible Assets

The Company follows the provisions of ASC 958, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

During the year ended July 31, 2022, the Company acquired software for $21,984, recognized $900 in amortization expense and accumulated amortization, thus reported intangible assets with net carrying amount of $21,084 on the balance sheet. After the change of control (Note 1), the intangible assets was no longer in use and thus it has been written off during the five months ended December 31, 2022.

Software Costs

Software costs are accounted for in accordance with FASB ASC 350-50, Website Development Costs.

For intangible assets acquired either individually or as part of a group of assets (in either an asset acquisition, a business combination, or an acquisition by a non-for-profit entity), all of the following information shall be disclosed in the notes to financial statements in the period of acquisition:

-	The total amount assigned and the amount assigned to any major intangible asset class
-	The amount of any significant residual value, in total and by major intangible asset class
-	The weighted-average amortization period, in total and by major intangible asset class.

The following information shall be disclosed in the financial statements or the notes to financial statements for each period for which a statement of financial position is presented:

-	The gross carrying amount and accumulated amortization, in total and by major intangible asset class
-	The aggregate amortization expense for the period
-	The estimated aggregate amortization expense for each of the five succeeding fiscal years.

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

As reflected in the financial statements, the Company had no revenues during the five months ended December 31, 2022, years ended July 31, 2022 and 2021, has a net loss, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Prior to August 31, 2022, the former President of the Company, Olegas Tunevicius paid all expenses incurred by the Company until the change of control (Note 1) that Yu Yang became the Company’s sole officer and director. Management is exploring business combination opportunities that will generate revenue and cash to support the daily operations in the long term.

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

During the five months ended December 31, 2022, and years ended July 31, 2022 and 2021, the Company issued no shares of common stock.

There were 4,381,550 shares of common stock issued and outstanding as of December 31, 2022, July 31, 2022 and July 31, 2021.

NOTE 5 – RELATED-PARTY TRANSACTIONS

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as capital contribution and an increase of additional paid-in capital under shareholders’ equity.

As of July 31, 2022 and 2021, the former President of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with. During the year ended July 31, 2022, Mr. Tunevicius contributed $34,930 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $71,724 and $36,794 as of July 31, 2022 and July 31, 2021, respectively.

NOTE 6 – INCOME TAX PROVISION

Deferred Tax Assets

As of December 31, 2022, July 31, 2022 and July 31, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of December 31, 2022, July 31, 2022 and July 31, 2021.

Components of deferred tax assets are as follows:

	For the Reporting Period Ended December 31, 2022		For the Reporting Period Ended July 31, 2022		For the Reporting Period Ended July 31, 2021

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward		$185,842		$143,579		$79,876
Effective tax rate	x	21%	x	21%	x	21%
Expected Income Tax Benefit from NOL Carry-Forward		39,027		30,152		16,774
Less: Valuation Allowance		(39,027)		(30,152)		(16,774)
Deferred Tax Asset, Net of Valuation Allowance		$–		$–		$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the five months ended December 31, 2022, years ended July 31, 2022 and 2021 as follows:

	For the Reporting Period Ended December 31, 2022	For the Reporting Period Ended July 31, 2022	For the Reporting Period Ended July 31, 2021

Computed “expected” tax benefit	$8,875	$(13,378)	$(9,671)
Change in valuation allowance	(8,875)	13,378	9,671
Actual tax expense (benefit)	$–	$–	$–

NOTE 7 – FOREIGN CURRENCY

Prior to the change of control (Note 1), the Company’s management was operating in Europe, some of the Company’s transactions occurred in Euros. However, due to the little variance in the foreign currency translation rate in the period under audit, there were no gains or losses recorded to either other comprehensive income or net income.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed.

NOTE 9 – TRANSITION PERIOD COMPARATIVE DATA

As discussed in Note 2, the Company’s Transition Report includes financial information for the five months ended December 31, 2022 and the years ended July 31, 2022 and 2021. The statements of operations and cash flows for the five months ended December 31, 2022 and 2021, are summarized below. All data for the five months ended December 31, 2021 was derived from the Company’s unaudited financial statements.

	December 31, 2022	December 31, 2021 (Unaudited)

ASSETS
Current Assets
Cash	$–	$72
Prepaid Rent	–	117
Prepaid Expenses	–	325
Total Current Assets	–	514
Intangible Assets, Net	–	–
TOTAL ASSETS	$–	$514

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$18,597	$–
Payroll Liabilities	–	34,200
Related Party Payable	–	47,631
Total Current Liabilities	18,597	81,831
Total Liabilities	18,597	81,831
Stockholders’ Deficit
Common Stock, $0.001 par value 75,000,000 authorized, 4,381,550 shares issued and outstanding as of December 31, 2022, July 31, 2021 and July 31, 2020	4,381	4,381
Additional Paid in Capital	162,864	16,750
Accumulated deficit	(185,842)	(102,448)
Total Stockholders’ Deficit	(18,597)	(81,317)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$–	$514

	Five Months Ended December 31,
	2022	2021 (Unaudited)

REVENUE	$–	$–

EXPENSES
General and Administrative Costs	22,973	11,460
Amortization Expense	–	–
Professional fees	18,597	10,962
Rent Expense	693	150
Total expenses	42,263	22,572

Loss from Operations	(42,263)	(22,572)

Income Tax Expense	–	–

NET LOSS AFTER TAX	$(42,263)	$(22,572)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	4,381,550	4,381,550

	Five Months Ended December 31,
	2022	2021 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(42,263)	$(22,572)
Adjustments to reconcile Net Loss to net cash provided by operations:
Capital contribution	146,114	–
Write off of intangible assets	21,084	–
Prepaid Rent	693	283
Payroll Liabilities	(68,400)	11,400
Accounts Payable	12,607	–
Net cash provided by (used in) Operating Activities	69,835	(10,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Payable	(71,724)	10,837
Net cash provided by Financing Activities	(71,724)	10,837

Net cash increase for period	(1,889)	(52)
Cash at beginning of period	1,889	124
Cash at end of period	$–	$72

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 9, 2022, the Board approved the dismissal of Mac Accounting Group, LLP (“Mac Accounting”) as the Company’s independent registered public accounting firm and the appointment of Onestop Assurance PAC in the Republic of Singapore as the Company’s new independent registered public accounting firm.

Mac Accounting’s reports on the Company’s financial statements as of and for the years ended July 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports of Mac Accounting on the financial statements of the Company as of and for the years ended July 31, 2022 and 2021 included an explanatory paragraph that described factors that raised substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended July 31, 2022 and 2021, and in the subsequent interim period through December 9, 2022, (i) there were no disagreements with Mac Accounting (within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”)) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Mac Accounting’s satisfaction, would have caused Mac Accounting to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. As previously disclosed, the following control deficiencies were identified that represent material weaknesses as of July 31, 2022: (i) the Company does not have an adequate internal control structure or adequate oversight over financial reporting. The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company the Company has not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP; (ii) the Company lacks appropriate information technology controls. As of July 31, 2022, the Company retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

During the Company’s two most recent fiscal years ended July 31, 2022 and 2021, and the subsequent interim period through December 9, 2022, neither the Company nor anyone acting on its behalf consulted with Onestop Assurance with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and no written report or oral advice was provided by Onestop Assurance to the Company that Onestop Assurance concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive and Financial Officer, Mr. Yang, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Mr. Yang, the Company’s sole executive officer and employee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2022, our internal control over financial reporting was not effective.

The Company has identified the following control deficiencies that constituted material weaknesses:

•	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one employee who is also the Company’s sole director and executive officer, and therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•	The Company lacks appropriate information technology controls – As of December 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the two months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, gender and position of our current executive officer and director as of the date of this Transition Report. The address of our executive officer and director is c/o No. 32 Hexizhuang Village, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, P.R. China 030500.

NAME	AGE	GENDER	POSITION
Yu Yang	39	Male	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Yu Yang has been the chairman and CEO of Qiansui International Group Co., Ltd., a SEC-reporting shell issuer (PINK:QIAN) since October 2020. He has also been the sole director and officer of Shanxi Qiansui Tancheng Culture Media Co., Ltd since 2017, which company has thrived and expanded financially under his leadership. Mr. Yang brings 10 years of management experience to our company. He holds an MBA degree from the European Hong Kong Business Institute in Netherlands.

We believe that Mr. Yang is qualified to serve on our board based on his substantial experience with business management.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Our directors are elected for a term of one year and until their respective successors are elected and qualified, or until their earlier resignation, disqualification or removal. Our executive officers are appointed by our board of directors and hold office for such terms as may be prescribed by our board of directors and until their successors are appointed, or until their earlier resignation or removal.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been the subject of the follow events, during the past ten years:

1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4)	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3)i in the preceding paragraph or to be associated with persons engaged in any such activity;

5)	Was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any federal or state securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

The board is currently composed of one member, Mr. Yang.

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Nomination Process

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board.

Code of Ethics and Business Conduct

We have not adopted a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers. We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees (other than our CEO), had only one executive officer and director, and we did not conduct any active business operations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the five-month transition period ended December 31, 2022, and the fiscal years ended July 31, 2022 and 2021.

			Stock	Option
Name and Principal Position	Period	Salary ($)(1)	Awards ($)	Awards ($)(2)	Total ($)
Yu Yang	Transition Period	–	–	–	–
President, Secretary, Treasurer, Chief	Year ended 7/31/2022	–	–	–	–
Executive Officer and Chief Financial Officer	Year ended 7/31/2021	–	–	–	–

Olegas Tunevicius	Transition Period	–	–	–	–
Former President	Year ended 7/31/2022	45,600	–	–	45,600
	Year ended 7/31/2021	22,800	–	–	22,800

The Company has no employment agreement with any of its officers and directors.

Mr. Yang has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management compensation. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards as of December 31, 2022.

Compensation of Directors

During the transition period ended December 31, 2022, our sole director, Mr. Yang, did not receive any compensation.

We have not formed a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. Our board conducted deliberations concerning executive officer compensation. Our board has authority and discretion to determine Mr. Yang’s compensation for serving as the Company’s Chief Executive Officer, Chief Financial Officer, president, secretary or treasurer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on February 28, 2023 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yu Yang(4)	2,800,000	63.9%

All executive officers and directors as a group (1 person)	2,800,000	63.9%

5% Principal Shareholders
Zhan Jue Cheng Limited(4)	2,800,000	63.9%
Zhang Caixia Limited(5)	700,000	16.0%

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 4,381,550 shares of common stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	Mr. Yu Yang is the sole director of Zhan Jue Cheng Limited, a British Virgin Islands company, and is deemed to have the sole voting and investment power with respect to the shares held by Zhan Jue Cheng Limited. Mr. Yang disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares.

(5)	Ms. Caixia Zhang is the sole director of Zhang Caixia Limited, a British Virgin Islands company, and is deemed to have the sole voting and investment power over the shares held by Zhang Caixia Limited. Ms. Zhang is Mr. Yang’s mother. Ms. Zhang disclaims beneficial ownership of such shares except to the extent of her pecuniary interest in such shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).

Effective February 10, 2023, pursuant to an Assignment of Shares agreement, Qiansui Media assigned 2,800,000 shares of our common stock to Zhan Jue Cheng Limited, a British Virgin Islands company controlled by Mr. Yang, and 700,000 shares of our common stock to Zhang Caixia Limited, a British Virgin Islands company controlled by Ms. Caixia Zhang who is Mr. Yang’s mother.

On August 31, 2022, our former chief executive and financial officer, sole director and controlling shareholder, Olegas Tunevicius, sold his 3,500,000 shares of common stock of our company, representing approximately 79.9% of our voting capital stock, to Shanxi Qiansui Tancheng Culture Media Co., Ltd., a private company formed under the laws of China. As a result of this transaction, Qiansui Media became our controlling shareholder and Mr. Yang was appointed as our chief executive and financial officer and sole director. On August 18, 2022, our former President, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the closing date of the Stock Purchase Agreement. As a result, as of August 31, 2022, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and we account for this transaction as capital contribution and an increase of additional paid-in capital under shareholders’ equity.

As of July 31, 2022 and 2021, the former President of the Company, Olegas Tunevicius, is the only related party with whom the Company had transactions with. During the year ended July 31, 2022, Mr. Tunevicius contributed $34,930 in cash to assist in paying for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment and were $71,724 and $36,794 as of July 31, 2022 and July 31, 2021, respectively.

Promoters and Certain Control Persons

We believe we did not have any promoters at any time during the past five fiscal years.

Director Independence

Our sole director is not an independent director according to the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table sets forth fees billed or accrued by our independent registered public accountants for the transition period ended December 31, 2022 and the fiscal years ended July 30, 2022 and 2021:

	Transition Period Ended	Year Ended
	December 31, 2022	July 31, 2022	July 31, 2021
Audit Fees	$10,000	$11,000	$11,000
Audit-Related fees	–	–	–
Tax Fees	–	–	–
All Other Fees	–	–	–
Total fees	$10,000	$11,000	$11,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our financial statements during the transition period and the fiscal year ended June 30, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) All Financial Statements.

See Index to Financial Statements in Part II, Item 8 of this Transition Report

(2) Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 14, 2018)

3.2	Certificate of Amendment to Articles of Incorporation of the registrant filed with the Secretary of State of State of Nevada on October 17, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2022)

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 14, 2018)

10.1	Stock Purchase Agreement by and between Olegas Tunevicius and Shanxi Qiansui Tancheng Culture Media Co., Ltd., dated August 31, 2022 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2022)

31.1	Certifications of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023
TANCHENG GROUP CO., LTD.

	By:	/s/ Yu Yang
Yu Yang
Chief Executive and Financial Officer
(Principal executive officer and principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu Yang	Director, President, Treasurer, Chief Executive Officer and Chief Financial Officer	February 28, 2023
Yu Yang	(principal executive officer and principal financial and accounting officer)

