Form 10-Q
period 2023-03-31
TANCHENG GROUP CO., LTD.
filed 2023-05-15
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of May 15, 2023.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

TANCHENG GROUP CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 (UNADUITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$274,387	$71,207
Other receivables	440,516	477
Inventories	735,868	671,691
Advance to suppliers	60,663	22,347
Amounts due from related parties	1,755,095	1,697,452
Total current assets	3,266,529	2,463,174
Total assets	$3,266,529	$2,463,174

LIABILITIES AND EQUITY
Current liabilities:
Other payables and accruals	$24,102	$35,294
Amounts due to related parties	4,414,593	3,357,789
Total current liabilities	4,438,695	3,393,083
Total liabilities	4,438,695	3,393,083

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital	$4,382	$4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	21,434	26,405
Accumulated deficit	(1,360,846)	(1,123,560)
Total deficit	(1,172,166)	(929,909)
Total liabilities and deficit	3,266,529	2,463,174

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three months ended March 31,
	2023	2022
REVENUES	$346,619	$42,422

COST OF REVENUES	(310,206)	(38,595)

GROSS PROFIT	36,413	3,827

Selling and marketing expenses	(7,072)	(1,118)
General and administrative expense	(266,705)	(17,717)
Total operating expenses	(273,777)	(18,835)

LOSS FROM OPERATIONS	(237,364)	(15,008)

OTHER INCOME	78	333

LOSS BEFORE INCOME TAXES	(237,286)	(14,675)

INCOME TAXES	–	–
NET LOSS	$(237,286)	$(14,675)

Foreign currency translation differences	$(4,971)	$(28)
TOTAL COMPREHENSIVE LOSS	$(242,257)	$(14,703)

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Pain in Capital	Foreign Currency Translation Reserve	Accumulated Deficit	Total Equity
Balance at January 1, 2022	4,381,550	$4,382	$16,750	$(784)	$(112,637)	$(92,289)
Net loss for the year	–	–	–	–	(14,675)	(14,675)
Other comprehensive loss	–	–	–	(28)	–	(28)
Balance at March 31, 2022	4,381,550	4,382	16,750	(812)	(127,312)	(106,992)

Balance at January 1, 2023	4,381,550	4,382	162,864	26,405	(1,123,560)	(929,909)
Net loss for the year	–	–	–	–	(237,286)	(237,286)
Other comprehensive loss	–	–	–	(4,971)	–	(4,971)
Balance at March 31, 2023	4,381,550	$4,382	$162,864	$21,434	$(1,360,846)	$(1,172,166)

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(237,286)	$(14,675)
Changes in operating assets and liabilities:
Other receivables	(441,765)	77
Inventories	(60,483)	37,901
Advance to suppliers	(38,335)	(212,631)
Accounts payable	–	(99)
Other payables and accruals	(11,262)	19,367
Deferred revenue	–	(42,846)
Amounts due from related parties	(47,897)	(1,412,654)
Cash used in operating activities	(837,028)	(1,625,560)

Cash flows from financing activities:
Amounts due to related parties	1,040,586	1,324,442
Cash provided by financing activities	1,040,586	1,324,442

Effect of exchange rate changes on cash and cash equivalents	(378)	686

Net (decrease) increase in cash and cash equivalents	203,180	(300,432)
Cash and cash equivalents at the beginning of period	71,207	466,315
Cash and cash equivalents at the end of the period	$274,387	$165,883

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

1.	DESCRIPTION OF BUSINESS

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

On March 14, 2023, the Company entered into a definitive Contribution Agreement (the “Contribution Agreement”) with Zhan Jue Cheng Limited, a British Virgin Islands company, and Zhang Caixia Limited, a British Virgin Islands company (collectively, the “Contributors”), who together own 100% of the issued and outstanding ordinary shares of Qiansui International (the “Contributed Shares”). Pursuant to the Contribution Agreement, the Contributors agreed to contribute all of their right, title and interest in and to the Contributed Shares to Tancheng Group (the “Contribution”). On March 20, 2023, the Contribution was completed. As a result of the Contribution, Qiansui International became the wholly-owned subsidiary of Tangcheng Group. The assets and liabilities of the acquired entity, Qiansui International, have been brought forward at their book value and no goodwill has been recognized. A Form 8-K is filed on March 24, 2023 which contains the financial information of Qiansui International.

Qiansui International Group Limited (“Qiansui International”) was incorporated in the British Virgin Islands on June 7, 2022. Qiansui (Hong Kong) Holdings Limited (“Qiansui HK”) was incorporated on July 21, 2022 in the Hong Kong SAR. Qiansui HK wholly owns Shanxi Qiansui Tanchend Culture Consulting Co., Ltd. (“Qiansui Consulting”) which was established on December 12, 2022 in the People’s Republic of China (the “PRC”). Qiansui Consulting is a wholly owned foreign entity under PRC law. Qiansui Consulting wholly owns Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Qiansui Media”), which was established on June 14, 2017 in the PRC. Qiansui Consulting acquired Qiansui Media on December 28, 2022. Qiansui HK and Qiansui Consulting are intermediary holding companies. Qiansui International conducts its operations through Qiansui Media.

The Company operates through its wholly owned PRC subsidiary Qiansui Media and the principal activities is the sale of self-designed ornament and adornment products through its online store in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred loss of $237,286 for the three months ended March 31, 2023 resulting in an accumulated deficit and a working capital deficit of $1,172,166 as of March 31, 2023, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund their operations. In assessing the going concern, the Board of Directors has considered:

-	The Company will obtain financial support from the related parties.
-	Based on the business plans of the Company, management expects to see a positive trend in the Company’s future results. Management expects the business will be recovered in the future when the PRC begins to ease tough Covid pandemic control and lockdown measures in 2023.

The Board of Directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the three months ended March 31, 2023.

(b)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(c)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include economic lives and impairment of property, plant and equipment and allowance for doubtful accounts. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2023 and December 31, 2022.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e)	Revenue Recognition

The Company’s revenue recognition policy is compliant with ASC 606, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the goods and services in the contract;
(ii)	determination of whether the goods and services are performance obligations, including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

Contract liabilities consist of deferred revenue related to advance received from customers for future transfer of goods to customers. The balance of deferred revenue represents unfulfilled performance obligations in the sales agreement, i.e products that have not yet been delivered. Once the related products have been delivered, the amount in deferred revenue account is shifted to a revenue account.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

(f)	Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the year are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations.

The exchange rates utilized as follows:

	March 2023	March 2022
Three months period-end RMB exchange rate	6.87	6.34
Three months average RMB exchange rate	6.84	6.35

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(g)	Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of the RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. All the Company’s cash and cash equivalents are in RMB.

(h)	Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when valuing the asset or liability. Authoritative literature provides a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(i)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, other receivables, advance to suppliers, accounts payable, other payables and accruals, and advance from customers. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

(j)	Income Taxes

Income tax expense comprises current and deferred taxation and is recognized in profit or loss except to the extent that it relates to items recognized directly in other comprehensive income or equity, in which case it is recognized directly in other comprehensive income or equity. Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable with respect to previous periods.

The Company accounts for income taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities, net of operating loss carry forwards and credits, by applying enacted tax rates that will be in effect for the period in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in the statements of operations in the period of change.

The Company accounts for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when the Company believes that it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expenses.

(k)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(l)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of March 31, 2023 and December 31, 2022, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. There was no single customer who constituting 10% or more of the Company’s net revenue for the three months ended March 31, 2022.

Details of customers which accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2023 are as follows:

	Amount	% of total revenue
Customer A	$115,767	33.4%
Customer B	44,932	13.0%
Customer C	43,413	12.5%
Customer D	41,965	12.1%
	$246,077	71.0%

(m)	Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

3.	INVENTORIES

	March 31, 2023	December 31, 2021
Ornament and adornment products	$735,868	$671,691

No impairment provision for obsolete inventories was recorded for the three months ended March 31, 2023 and 2022.

4.	OTHER RECEIVABLES

		March 31, 2023	December 31, 2021
Prepayments		3,764	477
Short-term loan	(a)	436,752	–
Ornament and adornment products		$440,516	$477

(a)	On February 28, 2023, the Company entered into an agreement with a third party whereby the Company loaned $436,752 (RMB3,000,000) to a third party. The loan is unsecured and it bears an 0% interest rate. The loan was due on April 28, 2023. On April 28, 2023, the loan was fully repaid.

5.	ADVANCE TO SUPPLIERS

Advance to suppliers mainly represents the amount that certain suppliers require the Company to pay in advance for the purchase of products or for the provision of services. Such advance is appropriated against future purchase orders or future services to be rendered. These advances are interest free, unsecured and short-term in nature.

6.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three months ended March 31, 2023 and 2022.

Qiansui International was incorporated in the British Virgin Islands. Under the current tax laws of British Virgin Islands, Qiansui International is not subject to taxation.

Qiansui HK was incorporated in Hong Kong and is subject to an income tax rate of 16.5% for taxable income generated from operations in Hong Kong.

Qiansui Consulting and Qiansui Media were incorporated in the PRC and they are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the losses carried forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company did not recognize deferred tax assets for unused tax losses as of March 31, 2023 and December 31, 2022.

The Company operates its business through a subsidiary incorporated in PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended March 31,
	2023	2022
Loss before tax	$(237,286)	$(14,675)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(59,322)	(3,669)
Unrecognized deferred tax asset	59,322	3,669
Total income tax	$–	$–

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% for the three months ended March 31, 2023 and 2022.

7.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of March 31, 2023 and December 31, 2022:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Automobile Trading Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang
Xiao Yang	Legal representative of Jiaocheng Xinmu Trade Co., Ltd

The related party balances as of March 31, 2023 and December 31, 2022 and transactions for the three months ended March 31, 2023 and 2022 are as follows:

Amounts due from related parties:

		March 31, 2023	December 31, 2022
Shanxi Qiansui Automobile Trading Co., Ltd	(a)	$–	$279,342
Shanxi Xiliu Catering Management Co., Ltd	(b)	1,755,095	1,418,110
		$1,755,095	$1,697,452

(a)	Amounts due from Shanxi Qiansui Automobile Trading Co., Ltd (“Shanxi Qiansui Automobile”) represent borrowings to a related party. From November to December, 2022, Qiansui Media entered into four agreements with Shanxi Qiansui Automobile, whereby Qiansui Media loaned an aggregate sum of $279,342 (RMB1,930,000) to Shanxi Qiansui Automobile for business purpose. These are one-year term loans, unsecured and non-interest bearing with maturity dates on November 7, 2023, November 8, 2023, November 12, 2023 and December 4, 2023, respectively. During the three months ended March 31, 2023, Shanxi Qiansui Automobile had fully repaid these loans.

(b)	Amounts due from Shanxi Xiliu Catering Management Co., Ltd (“Shanxi Xiliu Catering”) represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. During the year ended December 31, 2022, the Company repaid $769,776 to settle the outstanding balance of amount due to Shanxi Xiliu Catering as of December 31, 2021, in addition, the Company paid $1,418,110 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering. During the three months ended March 31, 2023, the Company paid $336,985 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering.

Amounts due to related parties:

		March 31, 2023	December 31, 2022
Yu Yang	(a)	$167,659	$4,487
Jiaocheng Xinmu Trade Co., Ltd	(b)	4,246,090	3,347,522
Taiyuan Tuohang Logistics Co., Ltd	(a)	–	5,780
Xiao Yang	(a)	844	–
		$4,414,593	$3,357,789

(a)	Amounts due Yu Yang, Taiyuan Tuohang Logistics Co., Ltd and Xiao Yang represent advances made to the Company for operational purposes.

(b)

As of March 31, 2023, amounts due to Jiaocheng Xinmu Trade Co., Ltd (‘Jiaocheng Xinmu”) comprised of $1,083,844 represent advance receipts from Jiaocheng Xinmu in respect of products to be supplied by the Company subsequent to March 31, 2023, and $3,162,246 advances made to the Company for operational purposes. From time to time during the three months ended March 31, 2023, Jiaocheng Xinmu made advance to and paid expenses on behalf of the Company amounting to a total of $76,410. During the three months ended March 31, 2023, the Company had repaid $282,080 to Jiaocheng Xinmu.

As of December 31, 2022, amounts due to Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”) comprised of accounts receivables $472,230 represent the products sold to Jiaocheng Xinmu and $3,819,752 advances made to the Company for operational purposes. During the year ended December 31, 2022, the Company sold products to Jiaocheng Xinmu amounting to $488,199, representing 84.2% of the Company’s revenue. In addition, from time to time during the year ended December 31, 2022, Jiaocheng Xinmu made advance to and paid expenses on behalf of the Company amounting to a total of $3,516,273.

8.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as capital contribution and an increase of additional paid-in capital under shareholders’ equity from $16,750 as of December 31, 2021 to $162,864 as of March 31, 2023 and December 31, 2022.

9.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. At March 31, 2023 and December 31, 2022, the paid-up statutory reserve was $nil.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

10.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

11.	SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date of the issuance of these consolidated financial statements. Numerous subsequent events disclosures are being made elsewhere in these consolidated financial statements except the following.

On April 11, 2023, the holder of Tancheng Group Co., Ltd., representing approximately 97% voting power of the total issued and outstanding capital stock of Tancheng Group Co., Ltd., acting by written consent, approved a Certificate of Amendment to Articles of Incorporation (the “Certificate of Amendment”) to increase the number of shares of common stock that Tancheng Group Co., Ltd. is authorized to issue from 75,000,000 shares to 1,000,000,000 shares. The Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada on April 11, 2023.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not put undue reliance on any of these forward-looking statements. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Unless otherwise indicated by the context, references to the “Company, “we,” “us,” “our” in this report are to Tancheng Group Co., Ltd., a Nevada corporation, and its consolidated subsidiaries.

Overview

Tancheng Group Co., Ltd. (formerly Bigeon), or Tancheng Group, was incorporated under the laws of Nevada on June 19, 2018. It remained a shell company until the completion of acquiring Qiansui International Group Limited, a Cayman Islands exempted company (“Qiansui International”), and Qiansui International’s subsidiaries on March 20, 2023, pursuant to a contribution agreement (the “Contribution Agreement”) entered into by and among Tancheng Group, and holders of 100% of the outstanding ordinary shares of Qiansui International who also held 79.9% of Tancheng Group’s outstanding common stock then (the “Contributors”). In accordance with the Contribution Agreement, the Contributors contributed all of their interests in Qiansui International to Tancheng Group (the “Contribution”).

Qiansui International was incorporated in the British Virgin Islands on June 7, 2022. Qiansui (Hong Kong) Holdings Limited (“Qiansui HK”) was incorporated on July 21, 2022 in the Hong Kong SAR. Qiansui HK wholly owns Shanxi Qiansui Tancheng Culture Consulting Co., Ltd. (“Qiansui Consulting”) which was established on December 12, 2022 in the PRC. Qiansui Consulting is a wholly owned foreign entity under PRC law. Qiansui Consulting wholly owns Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Qiansui Media”), which was established on June 14, 2017 in the PRC. Qiansui Consulting acquired Qiansui Media on December 28, 2022. Qiansui HK and Qiansui Consulting are intermediary holding companies. Qiansui International conducts its operations through Qiansui Media.

Following the consummation of the Contribution, our company, through its wholly owned PRC subsidiary Qiansui Media, has been engaged in the business of selling ornament and adornment products related to “Jue Cheng” culture and creating cultural tourism programs. Located in close proximity to PangQuanGou National Nature Reserve in Jiaocheng County, Shanxi Province, China, Qiansui Media has leveraged the rich heritage of “Jue Cheng” culture to develop innovative peripheral cultural products and large-scale recreational tourism projects.

Our revenues were $346,619 and $42,422 for the three months ended March 31, 2023 and 2022, respectively. Our net loss was $279,915 and $14,675 for the respective periods. These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Development

On April 11, 2023, the holder of Tancheng Group, representing approximately 97% voting power of the total issued and outstanding capital stock of Tancheng Group, acting by written consent, approved a Certificate of Amendment to Articles of Incorporation (the “Certificate of Amendment”) to increase the number of shares of common stock that Tancheng Group is authorized to issue from 75,000,000 shares to 1,000,000,000 shares. The Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada on April 11, 2023.

Results of Operation

Comparison for The Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022.

	2022	2021	Change
Revenue	$346,619	$42,422	$304,197
Cost of revenue	(310,206)	(38,595)	(271,611)
Gross profit	36,413	3,827	32,586
Selling and marketing expenses	(7,072)	(1,118)	(5,954)
General and administrative expense	(266,705)	(17,717)	(248,988)
Loss from operations	(237,364)	(15,008)	(222,356)
Other income	78	333	(255)
Net loss	$(237,286)	$(14,675)	$(222,611)

Revenue

We generated $346,619 in revenue for the three months ended March 31, 2023 compared to $42,422 for the three months ended March 31, 2022. There was an increase in total revenues of $304,197 or 717.1% compared to the same period of year 2022.

Our business is gradually recovering from the COVID-19 pandemic, which was less severe in the three-month period of 2023 as compared to the three-month period of 2022. The measures taken by the Chinese government to contain the virus have been effective, business has returned to normal and the market has substantially regained confidence. The recovery of the economy has positively affected our results. During fiscal year 2022, we spent efforts on advertising and promoting our products which eventually attracted a greater amount of customers began in late 2022. In addition, we began raising our prices on certain popular products in late 2022, which led to the increase in our revenue and profit margin.

Cost of Revenue

Cost of revenue was $310,206 for the three months ended March 31, 2023 compared to $38,595 for the three months ended March 31, 2022. The increase of cost of revenue by $271,611 or 703.7% was relatively in line with the increase in revenue. The cost of revenue mainly consists of the cost of the products sold.

Gross profit

Gross profit for the three months ended March 31, 2023 was $36,413 compared with $3,827 for the three months ended March 31, 2022. As a percentage of revenue, our gross profit increased from 9.0% for the three months ended March 31, 2022 to 10.5% for the three months ended March 31, 2023, primarily due to the fact that we raised our prices on certain popular products.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the three-month periods ended March 31, 2023 and 2022 was general and administrative expenses of $266,705 and $17,717, respectively. The increase of $248,988 or 1,405.4% was mainly due to the increase in legal and professional fees related to the services needed as a public company after the completion of the contribution transaction on March 20, 2023, as a result of which we ceased being a shell company.

Net Profit

We reported a net loss of $237,286 for the three months ended March 31, 2023 compared to a net loss of $15,008 for the three months ended March 31, 2022, an increase in net loss of $222,611 or 1,516.9%. This was mainly due to an increase in administrative expenses.

Although we incurred a significant net loss for the three months ended March 31, 2023, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	March 31, 2023	December 31, 2022
Working capital:
Total current assets	$3,266,529	$2,463,174
Total current liabilities	(4,438,695)	(3,393,083)
Working capital deficiency	$(1,172,166)	$(929,909)

Our principal sources of liquidity and capital resources have been, and are expected to continue to be, cash flow from operations and cash advance from related parties. Our principal uses of cash have been, and we expect will continue to be, for working capital to support a reasonable increase in our scale of operations.

Management has estimated our cash flow from future operations and available support from related parties and have concluded that we have, or will have access to, sufficient financial resources to meet our financial obligations as and when they fall due in the coming twelve months. There can be no assurances, however, that any of the borrowing facilities we may be contemplating as being available to us in the future will, in fact, be available to us on acceptable terms, if at all. We believe there will be sufficient funds to run our operations for the next 12 months.

As of March 31, 2023, we had cash and cash equivalents of $274,387. The following table provides detailed information about our net cash flows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Cash flows:
Net cash used in operating activities	$(837,028)	$(1,625,560)
Net cash provided by financing activities	1,040,586	1,324,442
Net cash used in investing activities	–	–
Effect of exchange rate changes on cash and cash equivalents	(378)	686
Net increase (decrease) in cash and cash equivalents	203,180	(300,432)
Cash and cash equivalents at the beginning of year	71,207	466,315
Cash and cash equivalents at the end of the year	$274,387	$165,883

Operating Activities

Net cash used in operating activities was $837,028 for the three months ended March 31, 2023. The difference between our net loss of $237,286 and net cash used in operating activities was mainly attributable to the cash used in increasing our operating assets and decreasing our liabilities in aggregate amount of $599,742 which was primarily due to the increase in other receivables representing a short term loan of $436,752 (RMB3,000,000) loaned to a third party, increase in inventories and the decrease in other payables and accruals and decrease in amounts due from related parties.

Financing Activities

Net cash generated from financing activities was $1,040,586 for the three months ended March 31, 2023 was attributable to the funds from related parties.

Investing Activities

There is no movement of cash for investing activities for the three months ended March 31, 2023 and 2022.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company’s revenue recognition policy is compliant with ASC 606, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the goods and services in the contract;
(ii)	determination of whether the goods and services are performance obligations, including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

Contract liabilities consist of deferred revenue related to advance received from customers for future transfer of goods to customers. The balance of deferred revenue represents unfulfilled performance obligations in the sales agreement, i.e products that have not yet been delivered. Once the related products have been delivered, the amount in deferred revenue account is shifted to a revenue account.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: May 15, 2023	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer and Chief Financial Officer

