Form 10-Q
period 2023-06-30
TANCHENG GROUP CO., LTD.
filed 2023-08-14
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of August 14, 2023.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,136,410	$71,207
Other receivables	5,360	477
Inventories	1,087,786	671,691
Advance to suppliers	93,333	22,347
Amounts due from related parties	1,659,189	1,697,452
Total current assets	3,982,078	2,463,174

Non-current assets:
Motor vehicles	135,138	–
Total non-current assets	135,138	–
Total assets	$4,117,216	$2,463,174

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$466,830	$–
Other payables and accruals	11,766	35,294
Advance from customers	538,347	–
Amounts due to related parties	4,232,554	3,357,789
Total current liabilities	5,249,497	3,393,083
Total liabilities	5,249,497	3,393,083

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of June 30, 2023 and December 31, 2022)	$4,382	$4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	72,594	26,405
Accumulated deficit	(1,372,121)	(1,123,560)
Total deficit	(1,132,281)	(929,909)
Total liabilities and deficit	$4,117,216	$2,463,174

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES	$854,097	$195,018	$1,200,716	$237,440

COST OF REVENUES	(737,498)	(165,712)	(1,047,704)	(204,307)

GROSS PROFIT	116,599	29,306	153,012	33,133

Selling and marketing expenses	(6,956)	(14,657)	(14,028)	(15,775)
General and administrative expense	(121,335)	(41,991)	(388,040)	(59,708)
Total operating expenses	(128,291)	(56,648)	(402,068)	(75,483)

LOSS FROM OPERATIONS	(11,692)	(27,342)	(249,056)	(42,350)

OTHER INCOME	417	101	495	434

LOSS BEFORE INCOME TAXES	(11,275)	(27,241)	(248,561)	(41,916)

INCOME TAXES	–	–	–	–
NET LOSS	$(11,275)	$(27,241)	$(248,561)	$(41,916)

Foreign currency translation differences	$51,160	$1,238	$46,189	$1,210
TOTAL COMPREHENSIVE INCOME (LOSS)	$39,885	$(26,003)	$(202,372)	$(40,706)

Earnings per share:
Basic and Diluted	$(0.003)	$(0.006)	$(0.057)	$(0.010)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2022	4,381,550	$4,382	$16,750	$(784)	$(112,637)	$(92,289)
Net loss for the year	–	–	–	–	(41,916)	(41,916)
Other comprehensive loss	–	–	–	1,210	–	1,210
Balance at June 30, 2022	4,381,550	4,382	16,750	426	(154,553)	(132,995)

Balance at January 1, 2023	4,381,550	4,382	162,864	26,405	(1,123,560)	(929,909)
Net loss for the year	–	–	–	–	(248,561)	(248,561)
Other comprehensive loss	–	–	–	46,189	–	46,189
Balance at June 30, 2023	4,381,550	$4,382	$162,864	$72,594	$(1,372,121)	$(1,132,281)

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(248,561)	$(41,916)
Adjustment for:
Depreciation	4,631	–
Changes in operating assets and liabilities:
Other receivables	(5,142)	(438)
Inventories	(469,517)	174,098
Advance to suppliers	(75,507)	(181,360)
Accounts payable	489,246	386
Other payables and accruals	(22,935)	34,270
Advance from customers	564,196	(104,387)
Amounts due from related parties	(44,412)	(1,512,495)
Cash provided by (used in) operating activities	191,999	(1,631,842)

Cash flows from investing activities:
Purchase of motor vehicles	(146,258)	–
Cash used in investing activities	(146,258)	–

Cash flows from financing activities:
Amounts due to related parties	1,074,151	1,282,566
Cash provided by financing activities	1,074,151	1,282,566

Effect of exchange rate changes on cash and cash equivalents	(54,689)	(12,111)

Net (decrease) increase in cash and cash equivalents	1,065,203	(361,387)
Cash and cash equivalents at the beginning of the year	71,207	466,315
Cash and cash equivalents at the end of the period	$1,136,410	$104,928

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

Qiansui International Group Limited (“Qiansui International”) was incorporated in the Cayman Islands on June 7, 2022. Qiansui (Hong Kong) Holdings Limited (“Qiansui HK”) was incorporated on July 21, 2022 in the Hong Kong SAR. Qiansui HK wholly owns Shanxi Qiansui Tanchend Culture Consulting Co., Ltd. (“Qiansui Consulting”) which was established on December 12, 2022 in the People’s Republic of China (the “PRC”). Qiansui Consulting is a wholly owned foreign entity under PRC law. Qiansui Consulting wholly owns Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Qiansui Media”), which was established on June 14, 2017 in the PRC. Qiansui Consulting acquired Qiansui Media on December 28, 2022. Qiansui HK and Qiansui Consulting are intermediary holding companies. Qiansui International conducts its operations through Qiansui Media.

The Company operates through its wholly-owned PRC subsidiary Qiansui Media and the principal activity is the sale of self-designed ornament and adornment products through its online store in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and going concern

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

The Company incurred loss of $248,561 for the six months ended June 30, 2023 resulting in an accumulated deficit of $1,132,281 as of June 30, 2023, that raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the Board of Directors has considered:

-	The Company will obtain financial support from the related parties.
-	Based on the business plans of the Company, management expects to see a positive trend in the Company’s future results. Management expects the business will be recovered in the future when the PRC begins to ease tough Covid pandemic control and lockdown measures in 2023.

The Board of Directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the six months ended June 30, 2023.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at June 30, 2023 and December 31, 2022.

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

Contract liabilities consist of deferred revenue related to advances received from customers for future transfer of goods to customers. The balance of deferred revenue represents unfulfilled performance obligations in the sales agreement, i.e products that have not yet been delivered. Once the related products have been delivered, the amount in the deferred revenue account is shifted to a revenue account.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

(f) Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the year are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations.

The exchange rates utilized as follows:

	June 2023	June 2022
Six months period-end RMB exchange rate	7.25	6.70
Six months average RMB exchange rate	6.92	6.47

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

(h) Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when valuing the asset or liability. Authoritative literature provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(i) Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, other receivables, advances to suppliers, accounts payable, other payables and accruals, and advances from customers. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

(j) Income Taxes

Income tax expense comprises current and deferred taxation and is recognized in profit or loss except to the extent that it relates to items recognized directly in other comprehensive income or equity, in which case it is recognized directly in other comprehensive income or equity. Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the reporting date and any adjustment to tax payable with respect to previous periods.

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

The Company accounts for uncertain tax positions by reporting liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when the Company believes that it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The Company recognizes interest and penalties if any, related to unrecognized tax benefits in income tax expenses.

(k) Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(l) Concentration of credit risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of June 30, 2023 and December 31, 2022, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three and six months ended June 30, 2023 and 2022, revenue amounting to $854,097, $, $60,931, $1,200,716 and $103,353 were generated from third parties, respectively; and $nil, $134,087, $nil and $134,087 were generated from a related party (see Note 7), respectively.

Details of customers who accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the three months ended June 30,
	2023		2022
	Amount	% of total revenue	Amount	% of total revenue
Jiaocheng Xinmu Trade Co., Ltd	$–	–	$134,087	68%
Customer A	115,073	13%	–	–
	$115,073	13%	$134,087	68%

	For the six months ended June 30,
	2023		2022
	Amount	% of total revenue	Amount	% of total revenue
Jiaocheng Xinmu Trade Co., Ltd	$–	–	$134,087	56%
Customer A	115,073	10%	–	–
	$115,073	10%	$134,087	56%

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

3.	INVENTORIES

	June 30, 2023	December 31, 2021
Ornament and adornment products	$1,087,786	$671,691

No impairment provision for obsolete inventories was recorded for the three and six months ended June 30, 2023 and 2022.

4.	OTHER RECEIVABLES

		June 30, 2023	December 31, 2021
Prepayments		$5,360	$477
Short-term loan	(a)	–	–
Ornament and adornment products		$5,360	$477

(a)	On February 28, 2023, the Company entered into an agreement with a third party whereby the Company loaned $436,752 (RMB3,000,000) to a third party. The loan is unsecured and it bears an 0% interest rate. The loan was due on April 28, 2023. On April 28, 2023, the loan was fully repaid.

5.	ADVANCE TO SUPPLIERS

Advance to suppliers mainly represents the amount that certain suppliers require the Company to pay in advance for the purchase of products or for the provision of services. Such advance is appropriated against future purchase orders or future services to be rendered. These advances are interest free, unsecured and short-term in nature.

6.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three and six months ended June 30, 2023 and 2022.

Qiansui International was incorporated in the Cayman Islands. Under the current tax laws of Cayman Islands, Qiansui International is not subject to taxation.

Qiansui HK was incorporated in Hong Kong and is subject to an income tax rate of 16.5% for taxable income generated from operations in Hong Kong.

Qiansui Consulting and Qiansui Media were incorporated in the PRC and they are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the losses carried forward depends predominantly upon the Company’s ability to generate taxable income during the carry-forward period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain.

The Company did not recognize deferred tax assets for unused tax losses as of June 30, 2023 and December 31, 2022.

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the three months ended June 30,
	2023	2022
Loss before tax	$(11,275)	$(27,241)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(2,819)	(6,810)
Unrecognized deferred tax asset	2,819	6,810
Total income tax	$–	$–

	For the six months ended June 30,
	2023	2022
Loss before tax	$(248,561)	$(41,916)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(62,140)	(10,479)
Unrecognized deferred tax asset	62,140	10,479
Total income tax	$–	$–

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% for the three and six months ended June 30, 2023 and 2022.

7.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of June 30, 2023 and December 31, 2022:

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

The related party balances as of June 30, 2023 and December 31, 2022 and transactions for the three and six months ended June 30, 2023 and 2022 are as follows:

Amounts due from related parties:

		June 30, 2023	December 31, 2022
Shanxi Qiansui Automobile Trading Co., Ltd	(a)	$–	$279,342
Shanxi Xiliu Catering Management Co., Ltd	(b)	1,659,189	1,418,110
		$1,659,189	$1,697,452

(a)	Amounts due from Shanxi Qiansui Automobile Trading Co., Ltd (“Shanxi Qiansui Automobile”) represent borrowings to a related party. From November to December, 2022, Qiansui Media entered into four agreements with Shanxi Qiansui Automobile whereby Qiansui Media loaned an aggregate sum of $279,342 (RMB1,930,000) to Shanxi Qiansui Automobile for business purpose. These are one-year term loans, unsecured and non-interest bearing with maturity dates on November 7, 2023, November 8, 2023, November 12, 2023 and December 4, 2023, respectively. During the six months ended June 30, 2023, Shanxi Qiansui Automobile had fully repaid these loans.

(b)	Amounts due from Shanxi Xiliu Catering Management Co., Ltd (“Shanxi Xiliu Catering”) represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. During the year ended December 31, 2022, the Company repaid $769,776 to fully settle the balance of amount due to Shanxi Xiliu Catering, and the Company paid an additional $1,418,110 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering. During the six months ended June 30, 2023, the Company paid $241,079 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering.

Amounts due to related parties:

		June 30, 2023	December 31, 2022
Yu Yang	(a)	$205,311	$4,487
Jiaocheng Xinmu Trade Co., Ltd	(b)	4,020,842	3,347,522
Taiyuan Tuohang Logistics Co., Ltd	(a)	6,401	5,780
Xiao Yang	(a)	–	–
		$4,232,554	$3,357,789

(a)	Amounts due to Yu Yang, Taiyuan Tuohang Logistics Co., Ltd (“Taiyuan Tuohang Logistics “) and Xiao Yang represent advances made to the Company for operational purposes. During the six months ended June 30, 2023, Xiao Yang advanced $844 to the Company, which the Company had fully repaid the amount due to Xiao Yang in the same period. No repayment was made to Yu Yang and Taiyuan Tuohang Logistics during the six months ended June 30, 2023.

(b)

As of June 30, 2023, amounts due to Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”) represent advances made to the Company for operational purposes. From time to time during the six months ended June 30, 2023, Jiaocheng Xinmu made advance to and paid expenses on behalf of the Company amounting to a total of $955,400. During the six months ended June 30, 2023, the Company had repaid $282,080 to Jiaocheng Xinmu.

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

Related party transactions:

	For the three months ended June 30,
	2023	2022
Jiaocheng Xinmu Trade Co., Ltd	$–	$134,087

	For the six months ended June 30,
	2023	2022
Jiaocheng Xinmu Trade Co., Ltd	$–	$134,087

Nature of transactions:

During the three and six months ended June 30, 2022, the Company sold products to Jiaocheng Xinmu amounting to $134,087, representing 68% and 56% of the Company’s revenue.

8.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital under shareholders’ equity from $16,750 as of December 31, 2021 to $162,864 as of June 30, 2023 and December 31, 2022.

9.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. At June 30, 2023 and December 31, 2022, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

10.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Qiansui International was incorporated in the Cayman Islands on June 7, 2022. Qiansui (Hong Kong) Holdings Limited (“Qiansui HK”) was incorporated on July 21, 2022 in the Hong Kong SAR. Qiansui HK wholly owns Shanxi Qiansui Tancheng Culture Consulting Co., Ltd. (“Qiansui Consulting”) which was established on December 12, 2022 in the PRC. Qiansui Consulting is a wholly owned foreign entity, or WFOE, under PRC law. Qiansui Consulting wholly owns Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Qiansui Media”), which was established on June 14, 2017 in the PRC. Qiansui Consulting acquired Qiansui Media on December 28, 2022. Qiansui HK and Qiansui Consulting are intermediary holding companies. Qiansui International conducts its operations through Qiansui Media.

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

Results of Operation

Comparison for The Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022.

	2023	2022	Change
Revenue	$854,097	$195,018	$659,079
Cost of revenue	(737,498)	(165,712)	(571,786)
Gross profit	116,599	29,306	87,293
Selling and marketing expenses	(6,956)	(14,657)	7,701
General and administrative expense	(121,335)	(41,991)	(79,344)
Loss from operations	(11,692)	(27,342)	15,650
Other income	417	101	316
Net loss	$(11,275)	$(27,241)	$15,966

Revenue

We generated $854,097 in revenue for the three months ended June 30, 2023 compared to $195,018 for the three months ended June 30, 2022, representing an increase in revenues of $659,079 or 338.0% compared to the same period of year 2022.

Our business is gradually recovering from the COVID-19 pandemic, which was less severe in the second quarter of 2023 as compared to the same period of 2022. The measures taken by the Chinese government to contain the virus have been effective. Businesses have returned to normal and our market has regained confidence. In addition, during 2022, we spent efforts on advertising and promoting our products which started to attract a greater number of customers since late 2022.

Cost of Revenue

Cost of revenue was $737,498 for the three months ended June 30, 2023 compared to $165,712 for the three months ended June 30, 2022. The increase in cost of revenue by $571,586 or 345.0% was relatively in line with the increase in revenue. The cost of revenue mainly consists of the cost of the products sold.

Gross profit

Gross profit for the three months ended June 30, 2023 was $116,599 compared with $29,306 for the three months ended June 30, 2022. As a percentage of revenue, our gross margin decreased from 15.0% for the three months ended June 30, 2022 to 13.7% for the three months ended June 30, 2023, primarily because the increases in our product selling prices failed to keep up with the rise in our product and overhead costs. We will monitor the impact of cost increases and may implement a combination of cost-cutting measures and adjustments to pricing, if necessary.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the three-month periods ended June 30, 2023 and 2022 was general and administrative expenses in the amount of $121,335 and $41,991, respectively. The increase of $79,344 or 189.0% was mainly due to the increase in legal and professional fees related to the regular SEC reporting services needed as a public company after the completion of the contribution transaction on March 20, 2023, as a result of which we ceased being a shell company.

Net Loss

We reported a net loss of $11,275 for the three months ended June 30, 2023 compared to a net loss of $27,241 for the three months ended June 30, 2022, a decrease in net loss of $15,650 or 57.2%. This was mainly due to the increase in revenue.

Although we incurred a significant net loss for the three months ended June 30, 2023, we expect to see a positive trend in our future results.

Comparison for The Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022.

	2023	2022	Change
Revenue	$1,200,716	$237,440	$963,276
Cost of revenue	(1,047,704)	(204,307)	(843,397)
Gross profit	153,012	33,133	119,879
Selling and marketing expenses	(14,028)	(15,775)	1,747
General and administrative expense	(388,040)	(59,708)	(328,332)
Loss from operations	(249,056)	(42,350)	(206,706)
Other income	495	434	61
Net loss	$(248,561)	$(41,916)	$(206,645)

Revenue

We generated $1,200,716 in revenue for the six months ended June 30, 2023 compared to $237,440 for the six months ended June 30, 2022, representing an increase in revenues of $963,276 or 405.7% compared to the same period of year 2022.

Our business is gradually recovering from the COVID-19 pandemic, which was less severe in the six-month period of 2023 as compared to the six-month period of 2022. The measures taken by the Chinese government to contain the virus have been effective. Businesses have returned to normal and our market has regained confidence. In addition, in 2022, we spent efforts on advertising and promoting our products which started to attract a greater number of customers since late 2022.

Cost of Revenue

Cost of revenue was $1,047,704 for the six months ended June 30, 2023 compared to $204,307 for the six months ended June 30, 2022. The increase in cost of revenue by $843,397 or 412.8% was relatively in line with the increase in revenue. The cost of revenue mainly consists of the cost of the products sold.

Gross profit

Gross profit for the six months ended June 30, 2023 was $153,012 compared with $33,133 for the six months ended June 30, 2022. As a percentage of revenue, our gross margin decreased from 14.0% for the six months ended June 30, 2022 to 12.7% for the six months ended June 30, 2023, primarily because the increases in our product selling prices failed to keep up with the rise in product and overhead costs. We will monitor the impact of cost increases and may implement a combination of cost-cutting measures and adjustments to pricing, if necessary.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the six-month periods ended June 30, 2023 and 2022 was general and administrative expenses in the amount of $388,040 and $59,708, respectively. The increase of $328,332 or 549.9% was mainly due to the significant increase in legal and professional fees related to the contribution transaction that was completed on March 20, 2023, as a result of which we ceased being a shell company, as well as our SEC filings.

Net Loss

We reported a net loss of $248,561 for the six months ended June 30, 2023 compared to a net loss of $41,916 for the six months ended June 30, 2022, an increase in net loss of $206,645 or 488.1%. This was mainly due to the significant increase in administrative expenses.

Although we incurred a significant net loss for the six months ended June 30, 2023, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	June 30, 2023	December 31, 2022
Working capital:
Total current assets	$3,982,078	$2,463,174
Total current liabilities	(5,249,497)	(3,393,083)
Working capital deficiency	$(1,267,419)	$(929,909)

Our principal sources of liquidity and capital resources have been, and are expected to continue to be, cash flow from operations and cash advances from related parties. Our principal uses of cash have been, and we expect will continue to be, for working capital to support a reasonable increase in our scale of operations.

Management has estimated our cash flow from future operations and available support from related parties and has concluded that we have, or will have access to, sufficient financial resources to meet our financial obligations as and when they fall due in the coming twelve months. There can be no assurances, however, that any of the financial resources we may be contemplating as being available to us in the future will, in fact, be available to us on acceptable terms, if at all. We believe there will be sufficient funds to run our operations for the next 12 months.

As of June 30, 2023, we had cash and cash equivalents of $1,136,410. The following table provides detailed information about our net cash flows for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022
Cash flows:
Net cash provided by (used in) operating activities	$191,999	$(1,631,842)
Net cash used in investing activities	(146,258)	–
Net cash provided by financing activities	1,074,151	1,282,566
Effect of exchange rate changes on cash and cash equivalents	(54,689)	(12,111)
Net increase (decrease) in cash and cash equivalents	1,065,203	(361,387)
Cash and cash equivalents at the beginning of the year	71,207	466,315
Cash and cash equivalents at the end of the period	$1,136,410	$104,928

Operating Activities

Net cash provided by operating activities was $191,999 for the six months ended June 30, 2023. The difference between our net loss of $248,561 and net cash provided by operating activities was mainly attributable to the cash generated in an aggregate amount of $557,769 from the increase of our liabilities, which was primarily due to the increase in other payables of $489,246 and increase in advance from customers of $564,196, offset with the increase in inventories of $469,517.

Investing Activities

Net cash used in investing activities was $146,258 for the six months ended June 30, 2023 was attributable to the purchase of motor vehicles.

Financing Activities

Net cash generated from financing activities was $1,074,151 for the six months ended June 30, 2023 was attributable to the funds from related parties.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: August 14, 2023	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer and Chief Financial Officer

