Form 10-Q
period 2023-09-30
TANCHENG GROUP CO., LTD.
filed 2023-11-13
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of November 13, 2023.

TABLE OF CONTENTS

		Pages
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Condensed Consolidated Balance sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	24
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$463,014	$71,207
Other receivables	711	477
Inventories	1,195,349	671,691
Advance to suppliers	34,672	22,347
Amounts due from related parties	1,654,170	1,697,452
Total current assets	3,347,916	2,463,174

Non-current assets:
Motor vehicle	128,123	–
Total non-current assets	128,123	–
Total assets	$3,476,039	$2,463,174

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,379	$–
Other payables and accruals	11,994	35,294
Advance from customers	169,060	–
Amounts due to related parties	4,252,070	3,357,789
Total current liabilities	4,585,503	3,393,083
Total liabilities	4,585,503	3,393,083

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of September 30, 2023 and December 31, 2022)	$4,382	$4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	72,380	26,405
Accumulated deficit	(1,349,090)	(1,123,560)
Total deficit	(1,109,464)	(929,909)
Total liabilities and deficit	$3,476,039	$2,463,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUES	$625,954	$153,138	$1,826,670	$390,578

COST OF REVENUES	(458,364)	(133,892)	(1,506,068)	(338,199)

GROSS PROFIT	167,590	19,246	320,602	52,379

Selling and marketing expenses	(6,932)	(1,993)	(20,960)	(17,768)
General and administrative expense	(138,035)	(51,967)	(526,075)	(111,675)
Total operating expenses	(144,967)	(53,960)	(547,035)	(129,443)

INCOME (LOSS) FROM OPERATIONS	22,623	(34,714)	(226,433)	(77,064)

OTHER INCOME	408	403	903	837

INCOME (LOSS) BEFORE INCOME TAXES	23,031	(34,311)	(225,530)	(76,227)

INCOME TAXES	–	–	–	–
NET INCOME (LOSS)	$23,031	$(34,311)	$(225,530)	$(76,227)

Foreign currency translation differences	$(214)	$1,809	$45,975	$3,019
TOTAL COMPREHENSIVE INCOME (LOSS)	$22,817	$(32,502)	$(179,555)	$(73,208)

Earnings (loss) per share:
Basic and Diluted	$0.005	$(0.008)	$(0.051)	$(0.017)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2022	4,381,550	$4,382	$16,750	$(784)	$(112,637)	$(92,289)
Capital contribution (Note 9)	–	–	146,114	–	–	146,114
Net loss for the period	–	–	–	–	(76,227)	(76,227)
Other comprehensive income	–	–	–	3,019	–	3,019
Balance at September 30, 2022	4,381,550	4,382	162,864	2,235	(188,864)	(19,383)

Balance at January 1, 2023	4,381,550	4,382	162,864	26,405	(1,123,560)	(929,909)
Net loss for the period	–	–	–	–	(225,530)	(225,530)
Other comprehensive income	–	–	–	45,975	–	45,975
Balance at September 30, 2023	4,381,550	$4,382	$162,864	$72,380	$(1,349,090)	$(1,109,464)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(225,530)	$(76,227)
Adjustment for:
Depreciation and amortization	11,412	900
Capital contribution	–	146,114
Changes in operating assets and liabilities:
Other receivables	(268)	(170,681)
Inventories	(577,555)	(187,439)
Advance to suppliers	(13,934)	(635,728)
Accounts payable	157,864	(12,204)
Other payables and accruals	(22,599)	(11,473)
Advance from customers	175,145	(102,512)
Amounts due from related parties	(43,733)	(1,486,675)
Cash used in operating activities	(539,198)	(2,535,925)

Cash flows from investing activities:
Purchase of intangible assets	–	(21,984)
Purchase of a motor vehicle	(144,146)	–
Cash used in investing activities	(144,146)	(21,984)

Cash flows from financing activities:
Amounts due to related parties	1,092,970	2,120,703
Cash provided by financing activities	1,092,970	2,120,703

Effect of exchange rate changes on cash and cash equivalents	(17,819)	(17,429)

Net (decrease) increase in cash and cash equivalents	391,807	(454,635)
Cash and cash equivalents at the beginning of the year	71,207	466,315
Cash and cash equivalents at the end of the period	$463,014	$11,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

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

(a) Basis of Presentation and going concern

The accompanying condensed consolidated financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred loss of $225,530 for the nine months ended September 30, 2023 resulting in an accumulated deficit of $1,349,090 as of September 30, 2023, that raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the Board of Directors has considered:

-	The Company will obtain financial support from the related parties.
-	Based on the business plans of the Company, management expects to see a positive trend in the Company’s future results. Management expects the business will recover in the future when the PRC begins to ease tough COVID-19 pandemic control and lockdown measures.

The Board of Directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the nine months ended September 30, 2023.

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

(c) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include economic lives and impairment of property, plant and equipment and allowance for doubtful accounts. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at September 30, 2023 and December 31, 2022.

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

The exchange rates utilized as follows:

	September 2023	September 2022
Nine months period-end RMB exchange rate	7.28	7.12
Nine months average RMB exchange rate	7.02	6.59

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

(l) Concentration of credit risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of September 30, 2023 and December 31, 2022, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three and nine months ended September 30, 2023 and 2022, revenue amounting to $625,954, $, $5,704, $1,826,670 and $109,057 were generated from third parties, respectively; and $nil , $147,434, $nil and $281,521 were generated from a related party (see Note 8), respectively.

Details of customers who accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the three months ended September 30,
	2023		2022
	Amount	% of total revenue	Amount	% of total revenue
Jiaocheng Xinmu Trade Co., Ltd	$–	–	$147,434	96%
Customer A	100,408	16%	–	–
Customer B	84,400	14%	–	–
Customer C	63,606	10%	–	–
	$248,414	40%	$147,434	96%

	For the nine months ended September 30,
	2023		2022
	Amount	% of total revenue	Amount	% of total revenue
Jiaocheng Xinmu Trade Co., Ltd	$–	–	$281,521	72%
Customer A	215,481	12%	–	–
	$215,481	12%	$281,521	72%

Details of suppliers who accounted for 10% or more of the Company’s total purchase for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the three months ended September 30,
	2023		2022
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$–	–	$436,000	92%
Supplier B	630,774	98%	–	–
	$630,774	98%	$436,000	92%

	For the nine months ended September 30,
	2023		2022
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$–	–	$478,343	90%
Supplier B	2,255,410	99%	–	–
	$2,255,410	99%	$478,343	90%

(m) Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has adopted this standard on January 1, 2023  and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted this standard on January 1, 2023  and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

3.	INVENTORIES

	September 30, 2023	December 31, 2021
Ornament and adornment products	$1,195,349	$671,691

No impairment provision for obsolete inventories was recorded for the three and nine months ended September 30, 2023 and 2022.

4.	ADVANCE TO SUPPLIERS

Advance to suppliers mainly represents the amount that certain suppliers require the Company to pay in advance for the purchase of products or for the provision of services. Such advance is appropriated against future purchase orders or future services to be rendered. These advances are interest free, unsecured and short-term in nature.

5.	ADVANCE FROM CUSTOMERS

Advance from customers represents payments received from customers before the products were delivered. Advance from customers is recognized as revenue when all revenue recognition criteria are met.

6.	MOTOR VEHICLE

In April 2023, the Company purchased a motor vehicle for approximately $144,146 (RMB1,012,301). A motor vehicle is recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the period of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation of a motor vehicle is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation expense recorded for the nine months ended September 31, 2023 and 2022 was $11,412 and $ nil, respectively.

As of September 30, 2023 and December 31, 2022, net book value of a motor vehicle was $128,123 and nil , respectively.

7.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three and nine months ended September 30, 2023 and 2022.

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

The Company did not recognize deferred tax assets for unused tax losses as of September 30, 2023 and December 31, 2022 as management of the Company believes that it is more likely than not that the benefit from the loss carry forwards will not be realized.

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the three months ended September 30,
	2023	2022
Income (Loss) before tax	$23,031	$(34,311)
Tax expense (benefit) calculated at statutory tax rate	25%	25%
Computed expected benefits	5,758	(8,578)
Deferred tax not recognized	(5,758)	8,578
Income tax expense	$–	$–

	For the nine months ended September 30,
	2023	2022
Loss before tax	$(225,530)	$(76,227)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(56,383)	(19,057)
Deferred tax not recognized	56,383	19,057
Income tax expense	$–	$–

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% for the three and nine months ended September 30, 2023 and 2022.

8.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of September 30, 2023 and December 31, 2022:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Automobile Trading Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances as of September 30, 2023 and December 31, 2022 and transactions for the three and nine months ended September 30, 2023 and 2022 are as follows:

Amounts due from related parties:

		September 30, 2023	December 31, 2022
Shanxi Qiansui Automobile Trading Co., Ltd	(a)	$–	$279,342
Shanxi Xiliu Catering Management Co., Ltd	(b)	1,654,170	1,418,110
		$1,654,170	$1,697,452

(a)	Amounts due from Shanxi Qiansui Automobile Trading Co., Ltd ("Shanxi Qiansui Automobile") represent borrowings to a related party. From November to December, 2022, Qiansui Media entered into four agreements with Shanxi Qiansui Automobile whereby Qiansui Media loaned an aggregate sum of $279,342 (RMB1,930,000) to Shanxi Qiansui Automobile for business purpose. These are one-year term loans, unsecured and non-interest bearing with maturity dates on November 7, 2023, November 8, 2023, November 12, 2023 and December 4, 2023, respectively. During the nine months ended September 30, 2023, Shanxi Qiansui Automobile had fully repaid these loans.

(b)	Amounts due from Shanxi Xiliu Catering Management Co., Ltd ("Shanxi Xiliu Catering") represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. During the year ended December 31, 2022, the Company repaid $769,776 to fully settle the balance of amount due to Shanxi Xiliu Catering, and the Company paid an additional $1,418,110 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering. During the nine months ended September 30, 2023, the Company paid $236,060 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering.

Amounts due to related parties:

		September 30, 2023	December 31, 2022
Yu Yang	(a)	$243,303	$4,487
Jiaocheng Xinmu Trade Co., Ltd	(b)	4,008,767	3,347,522
Taiyuan Tuohang Logistics Co., Ltd	(a)	–	5,780
		$4,252,070	$3,357,789

(a)	Amounts due to Yu Yang and Taiyuan Tuohang Logistics Co., Ltd ("Taiyuan Tuohang Logistics ") represent advances made to the Company for operational purposes. During the nine months ended September 30, 2023, the Company had fully repaid the amount due to Taiyuan Tuohang Logistics Co., Ltd, and no repayment was made to Yu Yang.

(b)

As of September 30, 2023, amounts due to Jiaocheng Xinmu Trade Co., Ltd ("Jiaocheng Xinmu") represent advances made to the Company for operational purposes. From time to time during the nine months ended September 30, 2023, Jiaocheng Xinmu made advance to and paid expenses on behalf of the Company amounting to a total of $955,400. During the nine months ended September 30, 2023, the Company had repaid $294,155 to Jiaocheng Xinmu.

As of December 31, 2022, amounts due to Jiaocheng Xinmu Trade Co., Ltd ("Jiaocheng Xinmu") comprised of accounts receivables $472,230 represent the products sold to Jiaocheng Xinmu and $3,819,752 advances made to the Company for operational purposes. During the year ended December 31, 2022, the Company sold products to Jiaocheng Xinmu amounting to $488,199, representing 84.2% of the Company's revenue. In addition, from time to time during the year ended December 31, 2022, Jiaocheng Xinmu made advance to and paid expenses on behalf of the Company amounting to a total of $3,516,273.

Related party transactions:

	For the three months ended September 30,
	2023	2022
Jiaocheng Xinmu Trade Co., Ltd	$–	$147,434

	For the nine months ended September 30,
	2023	2022
Jiaocheng Xinmu Trade Co., Ltd	$–	$281,521

Nature of transactions:

No related party transactions incurred during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2022, the Company sold products to Jiaocheng Xinmu amounting to $147,434 and $281,521, respectively, representing 96% and 72% of the Company’s revenue, respectively.

9.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital under shareholders’ equity from $16,750 at December 31, 2021 to $162,864 at September 30, 2023 and December 31, 2022.

10.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of September 30, 2023 and December 31, 2022, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

11.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these condensed consolidated financial statements.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Results of Operation

Comparison for The Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022.

	2023	2022	Change
Revenue	$625,954	$153,138	$472,816
Cost of revenue	(458,364)	(133,892)	(324,472)
Gross profit	167,590	19,246	148,344
Selling and marketing expenses	(6,932)	(1,993)	(4,939)
General and administrative expense	(138,035)	(51,967)	(86,068)
Income (Loss) from operations	22,623	(34,714)	57,337
Other income	408	403	5
Net income (loss)	$23,031	$(34,311)	$57,342

Revenue

We generated $625,954 in revenue for the three months ended September 30, 2023 compared to $153,138 for the three months ended September 30, 2022, representing an increase in revenues of $472,816 or 308.8% compared to the same period of year 2022.

Our business is steadily regaining its footing as the COVID-19 pandemic ceased to affect our operations. Our third quarter of 2023 saw a significant recovery compared to the same period in 2022. Businesses have returned to normal and our market has regained confidence. In addition, during 2022, we spent efforts on advertising and promoting our products which started to attract a greater number of customers since late 2022.

Cost of Revenue

Cost of revenue was $458,364 for the three months ended September 30, 2023 compared to $133,892 for the three months ended September 30, 2022. Cost of revenue mainly consists of cost of products sold and labor cost. The increase in cost of revenue by $324,472 or 242.3% was mainly due to more products sold, as reflected in the increase in revenue.

Gross profit

Gross profit for the three months ended September 30, 2023 was $167,590 compared with $19,246 for the three months ended September 30, 2022. As a percentage of revenue, our gross margin increased from 12.7% for the three months ended September 30, 2022 to 26.8%   for the three months ended September 30, 2023, primarily because of the increase in revenue while labor cost included in cost of revenue is fixed cost in nature that did not increase as much.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the three-month periods ended September 30, 2023 and 2022 was general and administrative expenses in the amount of $138,035 and $51,967, respectively. The increase of $86,068 or 165.6% was mainly due to the increase in legal and professional fees related to the regular SEC reporting services needed as a public company after the completion of the contribution transaction on March 20, 2023, as a result of which we ceased being a shell company.

Net Income (Loss)

We reported a net income of $23,031 for the three months ended September 30, 2023 compared to a net loss of $34,311 for the three months ended September 30, 2022. We started to see a positive trend in our results after the COVID-19 pandemic.

Comparison for The Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022.

	2023	2022	Change
Revenue	$1,826,670	$390,578	$1,436,092
Cost of revenue	(1,506,068)	(338,199)	(1,167,869)
Gross profit	320,602	52,379	268,223
Selling and marketing expenses	(20,960)	(17,768)	(3,192)
General and administrative expense	(526,075)	(111,675)	(414,400)
Loss from operations	(226,433)	(77,064)	(149,369)
Other income	903	837	66
Net loss	$(225,530)	$(76,227)	$(149,303)

Revenue

We generated $1,826,670 in revenue for the nine months ended September 30, 2023 compared to $390,578 for the nine months ended September 30, 2022, representing an increase in revenues of $1,436,092 or 367.7% compared to the same period of year 2022.

Our business is steadily regaining its footing as the COVID-19 pandemic ceased to affect our operations. Our first nine months of 2023 saw a significant recovery compared to the same period in 2022. Businesses have returned to normal and our market has regained confidence. In addition, in 2022, we spent efforts on advertising and promoting our products which started to attract a greater number of customers since late 2022.

Cost of Revenue

Cost of revenue was $1,506,068 for the nine months ended September 30, 2023 compared to $338,199 for the nine months ended September 30, 2022. The increase in cost of revenue by $1,167,869 or 345.3% was mainly due to more products sold, as reflected in the increase in revenue. The increase in cost of revenue was relatively in line with the increase in revenue. The cost of revenue mainly consists of the cost of the products sold.

Gross profit

Gross profit for the nine months ended September 30, 2023 was $320,602 compared with $52,379 for the nine months ended September 30, 2022. As a percentage of revenue, our gross margin increased from 13.4% for the nine months ended September 30, 2022 to 17.6% for the nine months ended September 30, 2023, primarily because of the increase in revenue while labor cost included in cost of revenue is fixed cost in nature that did not increase as much.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the nine-month periods ended September 30, 2023 and 2022 was general and administrative expenses in the amount of $526,075 and $111,675, respectively. The increase of $414,400 or 371.1% was mainly due to the significant increase in legal and professional fees related to the contribution transaction that was completed on March 20, 2023, as a result of which we ceased being a shell company, as well as our SEC filings.

Net Loss

We reported a net loss of $225,530 for the nine months ended September 30, 2023 compared to a net loss of $76,227 for the nine months ended September 30, 2022, an increase in net loss of $149,303 or 195.9%. This was mainly due to the significant increase in administrative expenses.

Although we incurred a significant net loss for the nine months ended September 30, 2023, we started generating net income during the third quarter of 2023, and we expect to see a continuous positive trend in our future results.

Liquidity and Capital Resources

	September 30, 2023	December 31, 2022
Working capital:
Total current assets	$3,347,916	$2,463,174
Total current liabilities	(4,585,503)	(3,393,083)
Working capital deficiency	$(1,237,587)	$(929,909)

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

As of September 30, 2023, we had cash and cash equivalents of $463,014. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Cash flows:
Net cash used in operating activities	$(539,198)	$(2,535,925)
Net cash used in investing activities	(144,146)	(21,984)
Net cash provided by financing activities	1,092,970	2,120,703
Effect of exchange rate changes on cash and cash equivalents	(17,819)	(17,429)
Net increase (decrease) in cash and cash equivalents	391,807	(454,635)
Cash and cash equivalents at the beginning of the year	71,207	466,315
Cash and cash equivalents at the end of the period	$463,014	$11,680

Operating Activities

Net cash used in operating activities was $(539,198) for the nine months ended September 30, 2023. The difference between our net loss of $(225,530) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation and amortization in the amount of $11,412 and the cash used in operating assets and liabilities in an aggregate amount of $(325,080).

The cash used in operating assets and liabilities was generally attributable to (i) increase in inventories of $(577,555) due to more purchases made to keep up with the increasing demand from customers on our products; (ii) increase in accounts payables of $157,864 due to more purchases from our vendors; and (iii) increase in advance from customers of $175,145 due to more sales order received near the period end, which the ordered products had yet to be delivered to customers.

Investing Activities

Net cash used in investing activities of $144,146 for the nine months ended September 30, 2023 was attributable to the purchase of a motor vehicle.

Financing Activities

Net cash generated from financing activities was $1,092,970 for the nine months ended September 30, 2023, which was attributable to the funds from related parties to support our business operations.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has adopted this standard  on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The Company adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: November 13, 2023	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

