Form 10-K
period 2023-12-31
TANCHENG GROUP CO., LTD.
filed 2024-03-29
CIK 1753391

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-56590

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

          (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.46 per share) was approximately $50,600. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 4,381,550 shares of the registrant’s common stock outstanding as of March 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TANCHENG GROUP CO., LTD.

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Use of Certain Defined Terms

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

•	“we,” “us,” “our,” “the Company” or “our company,” are to the combined business of Tancheng Group Co., Ltd., a Nevada corporation, and its subsidiaries;

•	“Tancheng Group” are to Tancheng Group Co., Ltd., a Nevada corporation;

•	“Qiansui International” are to Qiansui International Group Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Tancheng Group Co., Ltd.;

•	“Qiansui HK” are to Qiansui (Hong Kong) Holdings Limited, a Hong Kong company and wholly-owned subsidiary of Qiansui International Group Limited;

•	“Qiansui Consulting” are to Shanxi Qiansui Tancheng Culture Consulting Co., Ltd., a PRC company and wholly-owned subsidiary of Qiansui (Hong Kong) Holdings Limited;

•	“Qiansui Media” are to Shanxi Qiansui Tancheng Culture Media Co., Ltd., a PRC company and wholly-owned subsidiary of Shanxi Qiansui Tancheng Culture Consulting Co., Ltd.;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“China” and “PRC” refer to the People’s Republic of China;

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

ii

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

•	“Securities Act” are to the Securities Act of 1933, as amended.

Disclosures Related to Our China-Based Operations

Tancheng Group Co., Ltd. is a Nevada holding company which conducts its operations in China through its PRC subsidiaries (our corporate group does not include any variable interest entities). The Company faces various legal and operational risks and uncertainties as a company with substantial operations in China. The PRC government has significant authority to exert influence on the ability of a company with substantial operations in China, like us, to conduct its business, accept foreign investments or be traded on the U.S. OTC markets. For example, we face risks associated with PRC regulatory approvals of offshore offerings, anti-monopoly regulatory actions, cybersecurity, data privacy and from U.S. regulators if there is a lack of inspection from the U.S. Public Company Accounting Oversight Board, or PCAOB, on our auditors, and in various risk factors in this section. The PRC government may also intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government publishes from time to time new policies that can significantly affect our industry in which we operate and we cannot rule out the possibility that it will in the future further release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Any such action, once taken by the PRC government, could cause the value of our common stock to significantly decline or in extreme cases, become worthless.

Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit its shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Neither our current auditor, Onestop Assurance PAC, headquartered in Singapore, or our former auditor, Mac Accounting Group, LLP, was on the list. Further, we have never been listed as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended July 31, 2022, because our former auditor, Mac Accounting Group, LLP, who audited our financial statements included in such annual report, is headquartered in Utah, the United States. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. We do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this Annual Report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Notwithstanding, as our current auditor, Onestop Assurance PAC, is headquartered in Singapore, we expect that it will remain subject to complete inspection and investigation by PCAOB in the foreseeable future, and thus, that the risk of our shares being prohibited from trading pursuant to the HFCAA is low. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

iii

Permissions, Approvals, Licenses and Permits Required from the PRC Authorities for Our Operations and for the Offering of Our Securities to Foreign Investors

We conduct our business primarily through our subsidiary, Qiansui Media, in China. Our operations in China are governed by PRC laws and regulations. As of the date of this Annual Report, Qiansui Media has obtained the requisite permissions, approvals, licenses and permits from the PRC government authorities that are material for its business operations, including:

License/Permit/Approval/Permission	Business License
Issuing Authority	Jiaocheng County Market Supervision Administration
Issuance Date	February 28, 2022
Operational Term	June 14, 2017 through June 13, 2037
Scope of Operation

LICENSED PROJECT: Residential interior decoration. (Projects subject to approval can only be carried out after being approved by relevant governmental agencies. Specifically approved business projects are governed by the approval documents or specific licenses of relevant agencies).

GENERAL PROJECTS: organizing cultural and artistic exchange activities; internet sales (except for sale of products that require approvals); corporate image planning; graphic design and production; advertisement production; advertising design, agency; advertising release (radio station, TV station, newspaper publishers); technical service, technical development, technical consultation, technical exchange, technology transfer, technology promotion; professional design service; planning and consulting of tourism development projects; management of scenic spots; manufacturing of arts and crafts and etiquette items (except ivory and its products); sales of arts and crafts and etiquette items (except ivory and its products); catering management. (Except for projects subject to approval, the company can independently carry out business activities according to law with a business license)

No such material permission or approval has been denied.

Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional requisite permissions, approvals, licenses, permits and filings for the operation of our business in the future.

Furthermore, under currently effective PRC laws, regulations and regulatory rules, as of the date of this report, we are not currently required to obtain permissions from the China Securities Regulatory Commission (the “CSRC”), and we have not received any formal notice from any PRC authority indicating that we should apply for or are otherwise subject to cybersecurity review or security assessment. In addition, we have not been asked to obtain such permissions by any PRC authority or received any denial to do so. However, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. The CSRC published the Trial Measures and Listing Guidelines on February 17, 2023, designed to regulate overseas securities offerings by PRC domestic companies. On February 24, 2023, the CSRC, together with the Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures.

iv

Given the recent nature of the introduction of the above Trial Measures, Listing Guidelines, and revised Provisions, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. Notwithstanding the foregoing, as of the date of this report, we are not aware of any PRC laws or regulations in effect requiring that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, or sanction from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

Cash Flows Through Our Organization

Tancheng Group Co., Ltd. is a Nevada incorporated holding company with no material operations of its own. We conduct our operations primarily in China through our PRC subsidiary Qiansui Media. Tancheng Group indirectly owns all of the equity interests of Qiansui Media, through offshore intermediate holding companies (namely Cayman-incorporated Qiansui International, and Hong Kong-incorporated Qiansui HK).

The chart below presents our corporate structure as of the date of this report:

v

Cash may be transferred among Tancheng Group and its subsidiaries in the following manners: (1) funds may be transferred to Qiansui Consulting (“the WFOE”) from Tancheng Group as needed through our subsidiaries in the Cayman Islands and/or Hong Kong in the form of capital contribution or shareholder loan, as the case may be; (2) dividends or other distributions may be paid by the WFOE to Tancheng Group through our subsidiaries in Hong Kong and the Cayman Islands; and (3) our PRC subsidiaries may lend to and borrow from each other from time to time for business operation purposes. Tancheng Group, our subsidiaries in Cayman Islands and Hong Kong are permitted under PRC laws and regulations to provide funding to our PRC subsidiaries in the form of loans or capital contributions, provided that the applicable governmental registration and approval requirements are satisfied. In the future, cash proceeds raised from financings conducted outside of China may be transferred by Tancheng Group to our PRC subsidiaries via capital contribution or shareholder loans, as the case may be. As a holding company, Tancheng Group may rely on dividends and other distributions on equity paid by our PRC operating subsidiaries for its cash and financing requirements. Current PRC regulations permit Chinese companies to distribute dividends only out of their accumulated profits, and additionally, PRC companies are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of the company’s registered capital. Funds under such reserve are not distributable as cash dividends. The articles of association of each of our PRC subsidiaries contain provisions that incorporate the foregoing legal restrictions on distribution of dividends under PRC regulations. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends. None of our subsidiaries has made any dividends or other distributions to Tancheng Group as of the date of this report. As of the date of this report, neither Tancheng Group nor its subsidiaries have made any dividend or distribution to U.S. investors. Tancheng Group and its subsidiaries currently do not have plans to distribute earnings in the foreseeable future.

As of the date of this report, there were no cash flows among Tancheng Group, our Nevada holding company, and its subsidiaries. The PRC regulations allow using cash generated from one PRC subsidiary to fund another PRC subsidiary’s operations. Currently, other than complying with the applicable PRC laws and regulations, we do not have our own cash management policy and procedures that dictate how funds are transferred. While there are currently no restrictions on foreign exchange and our ability to transfer cash or assets among Tancheng Group, the Cayman subsidiary and the Hong Kong subsidiary, if certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future were to become applicable to our Hong Kong subsidiary in the future, and to the extent our cash or assets are in Hong Kong or the Hong Kong Subsidiary, such funds or assets may not be available due to interventions in or the imposition of restrictions and limitations on our ability to transfer funds or assets by the PRC government. Furthermore, we cannot assure you that the PRC government will not intervene or impose restrictions on Tancheng Group and its subsidiaries to transfer or distribute cash within the organization, which could result in an inability of or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong, which may adversely affect our business, financial condition and results of operations.

Summary of Risk Factors

•	Because all of the Company’s operations are in China, the Company’s business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of the Company’s business and may intervene in or influence the Company’s operations at any time, which could result in a material change in the Company’s operations and/or the value of the Common stock.

•	The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

•	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the Company’s business and operations.

vi

•	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against the Company or its management based on foreign laws.

•	The recent joint statement by the SEC, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to U.S.-listed companies with significant operations in China. These developments could add uncertainties to our continued trading on the OTC markets, future offerings, business operations, share price and reputation.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the Company’s operations in China.

•	Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

•	The recreational and tourism projects operate in a competitive industry and their revenues, profits or market share could be harmed if they are unable to compete effectively.

•	Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity.

•	We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

•	We do not intend to pay dividends for the foreseeable future.

•	Our largest stockholder holds a significant percentage of our outstanding voting securities and may be able to control our management and affairs.

vii

PART I

ITEM 1. BUSINESS.

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

Our revenues were $1,969,094 and $590,306 for the years ended December 31, 2023 and 2022, respectively. Our net loss was $289,666 and $1,010,923 for the respective periods. These conditions raise substantial doubt about our ability to continue as a going concern.

Products and Services

The Company’s primary source of revenue in the fiscal years ended December 31, 2023 and 2022 was the sale of self-designed ornament and adornment products through its online store.

Currently, the Company’s ornament and adornment products for sale mainly include:

1. Silver-Plated Platinum Jewelry Pendant

Material: Silver, platinum, inlaid with natural jade.

2. “Jue Cheng” Ornament

Material: Copper, gold and polymer nanomaterials

2

3. Chinese Twelve Zodiac Pendants

Material: Rhodium, gold, silver, copper, zinc, nickel and natural gemstones

4. Master Hongyi’s Heart Sutra

Certifications

(1) Environmental management system certification

On May 26, 2022, Qiansui Media obtained the “Environmental Management System Certification” issued by Shanxi Lingtuo Certification Co., Ltd. The license number is LTC001-2022E0273, valid until May 25, 2025. The scope of business covered includes sales of arts and crafts (except ivory and its products) and related environmental management activities.

(2) China Occupational Health and Safety Management System Certification

On May 26, 2022, Qiansui Media obtained the “China Occupational Health and Safety Management System Certification” issued by Shanxi Lingtuo Certification Co., Ltd. The license number is LTC001-2022S0265, valid until May 25, 2025. The scope of business covered includes sales of arts and crafts (except ivory and its products) and related occupational health and safety management activities.

(3) Quality management system certification (ISO9001)

On May 26, 2022, Qiansui Media obtained the “Quality Management System Certification (ISO9001)” issued by Shanxi Lingtuo Certification Co., Ltd. The license number is LTC001-2022Q0395, valid until May 25, 2025. The scope of business covered includes sales of arts and crafts (except ivory and its products).

Growth Strategies

We intend to pursue the following growth strategies:

•	Explore and develop “Jue Cheng” culture. The Company plans to invest in research and development to better understand the “Jue Cheng” culture, including its history, traditions, and symbolism. This could involve collaborating with experts in the field to gain insights into “Jue Cheng” culture’s rich heritage. The Company could then use this knowledge to create authentic cultural experiences that resonate with visitors and consumers.

•	Develop high-quality innovative peripheral cultural products. The Company plans to focus on developing a wide range of cultural products that appeal to different tastes and preferences. These could include arts and crafts, food and beverages, clothing and accessories, and other merchandise that incorporate “Jue Cheng” culture.

•	Develop large-scale recreational tourism projects. The Company intends to partner with local governments and other entities to develop large-scale recreational tourism projects that showcase the beauty and charm of “Jue Cheng” culture. This could include a variety of cultural performances, celebrations and other events that immerse visitors in “Jue Cheng” culture. The Company plans to hold traditional dance performances, music concerts, festivals, exhibitions, Buddhism mediation courses, Chinese studies, Chinese medicine health programs and other cultural activities to offer a unique cultural experience.

•	Construct and manage “Qiansui Jue Cheng” health resort town. The Company intends to build a health resort town that offers visitors a holistic and rejuvenating experience based on “Jue Cheng” culture. The town could feature state-of-the-art wellness facilities, such as meditation or short-term retreat centers and other wellness amenities, as well as upscale accommodations, dining options, and recreational activities that highlight the local culture and natural beauty of the region.

Competitive Strengths

•	Strategic location near a natural reserve. The Company's location near PangQuanGou National Nature Reserve in Jiaocheng County, Shanxi Province, China, provides a unique competitive advantage. The beautiful natural environment surrounding the reserve makes it an attractive destination for tourists seeking to escape the hustle and bustle of city life. The Company aims to capitalize on this advantage by developing sustainable tourism initiatives that showcase the natural beauty of the region and promote eco-friendly practices.

•	Rich cultural heritage and tourism resources. The region surrounding the Company’s location is steeped in rich historical and cultural heritage, offering a wealth of tourism resources that the Company could leverage to develop cultural products, organize cultural events and create tourism packages that highlight the unique traditions and customs of the area.

•	Innovative and entrepreneurial management. The Company’s management team is highly innovative and entrepreneurial, constantly seeking new opportunities and ways to grow the business. This is essential for the Company to maintain its competitive edge. The Company’s management strives to stay at the forefront of the health and tourism sectors by prioritizing customer-centricity and investing in and creating new products and services that meet customers’ evolving needs.

Customers

Currently, the Company's customer base primarily consists of individual consumers who make small, individual purchases.

Once the Company’s tourism projects are in place, it plans to welcome a diverse range of visitors from all walks of life, including school students, adventurous adults, health-conscious seniors, families, couples and businesspeople. The Company's focus on cultural heritage and natural beauty will make it an attractive destination for those seeking an educational and enriching experience, as well as those who simply want to relax and unwind. In addition, the Company’s location near Taiyuan City, a major transportation hub, will make it an ideal stopover for travelers passing through the area.

Suppliers

Qiansui Media relied heavily on its largest suppliers, which are jewelry design and manufacturing firms, for the majority of its purchase costs in the fiscal years ended December 31, 2023 and 2022. Specifically, in 2023, approximately 99.57% of Qiansui Media’s total purchase costs were attributed to one supplier, while in 2022, approximately 77% of Qiansui Media’s total purchase costs were attributed to one supplier.

Sales and Marketing

The Company plans to engage in the following marketing tactics and strategies to increase its brand awareness and appeal to a broad audience:

•	Direct marketing by in-house marketing team. The Company plans to establish a dedicated marketing team responsible for project promotion, sales, and other marketing initiatives. To increase customer awareness, the team will adopt a multi-channel approach that includes print and digital advertising in strategic tourist centers and other densely-populated areas, conducting telemarketing campaigns and low-price promotions. The Company also plans to set up reception service points in Taiyuan Wusu International Airport, Taiyuan Railway Station, Lvliang Railway Station and other nearby transportation hubs and provide ticket purchase services to travelers. These strategies are designed to generate interest and awareness among potential customers, and to build momentum for the Company’s tourism projects.

•	Company website. To optimize the Company website’s impact, the Company plans to assign dedicated personnel to manage website maintenance and updates in real-time. In addition, the Company intends to work closely with key tourism bureaus such as Shanxi Provincial Tourism Bureau, Lvliang Tourism Bureau and Jiaocheng County Tourism Bureau, as well as online travel platforms like China Tourism Network, Sina Travel Network, Sohu Travel Network, NetEase Travel Network, Ctrip.com and eLong.com to increase the Company’s visibility and drive traffic to the Company website. Additionally, the Company aims to improve the user experience by enhancing website accessibility and functionality, and by providing online services such as booking and sales. The Company also intends to implement a comprehensive SEO strategy that helps the Company improve its search engine ranking and attract more visitors to the website.

•	Smart tourism and mobile technology. The Company plans to take advantage of the growing trend of smart tourism and mobile technology by offering direct sales through a range of mobile channels, including WeChat, Sina Weibo, and QR codes. To build excitement and engagement during the tourist peak season, the Company plans to send targeted SMS messages to consumers with event notices and direct offers for discounted electronic tickets or scenic spot coupons. To ensure that customers stay informed of the latest promotions and developments, the Company intends to maintain an active presence on social media platforms such as Weibo and WeChat and offer regular updates and special offers.

•	Exhibitions. The Company plans to attend travel fairs, expositions, and other industry events to reach potential customers. These events will provide an ideal platform to showcase the Company’s tourism projects through interactive presentations, marketing videos and photos, and other creative activities. To generate interest and drive sales, the Company intends to offer special discounts and incentives, as well as distribute travel brochures and postcards to potential customers. For example, Qiansui Media attended the “12th Expo Central China” and its “Qiansui Jue Cheng Health, Culture and Tourism Comprehensive Resort Town Project” was showcased in this expo.

Partnerships

The Company is dedicated to making a positive impact in the local community and has partnered with Taiyuan University of Science and Technology to establish the “Qiansui Scholarship” program. This program provides financial support to qualified students, helping to promote education and create opportunities for success.

Research and Development

In addition to its existing products, the Company continues to develop new products and offerings to fulfill the evolving customer needs. The Company’s research and development efforts are an essential part of its operations and the core competitive strength. Based on the “Zhan Jue Cheng” theme, Qiansui Media has developed a series of periphery products in recent years.

Intellectual Property

The Company relies on a combination of trade secrets, know-how, trademarks and other contractual rights to establish and protect its proprietary rights in its intellectual property. As of the date of this Annual Report, Qiansui Media has thirty-three (33) registered trademarks for “千岁觉城” under different categories.

Competition

China’s tourism industry is highly fragmented with a large number of industry players. Competitors in this sector compete on a variety of factors, including:

•	price;

•	quality and visitor experience;

•	reputation;

•	technology (companies that offer a seamless and convenient booking experience are often able to gain a competitive advantage over their rivals); and

•	Sales and marketing effectiveness.

Employees

As of December 31, 2023, we had approximately 17 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Function:
	Number	% of total

Management	1	6%
Human Resources	2	12%
Finance	3	18%
Administration	5	29%
Logistics	2	12%
Products	4	24%

Total	17	100.0%

We believe that our relationship with our employees is good. Our Chinese subsidiaries have trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff. The remuneration payable to employees includes basic salaries and allowances. We also provide training for our staff from time to time to enhance their technical knowledge.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Under the Social Insurance Law of the PRC, all employees are required to participate in basic pension insurance, basic medical insurance schemes and unemployment insurance, which must be contributed by both the employers and the employees. All employees are required to participate in work-related injury insurance and maternity insurance schemes, which must be contributed by the employers. Employers are required to complete registrations with local social insurance authorities. Moreover, the employers must timely make all social insurance contributions. 13 of Qiansui Media’s 17 employees participate in the basic pension insurance, basic medical insurance, unemployment insurance, work-related injury insurance and maternity insurance schemes.

Pursuant to PRC regulations on the Housing Provident Fund, enterprises are required to register with the competent administrative centers of housing provident fund and open bank accounts for housing provident funds for their employees. Employers are also required to timely pay all housing fund contributions for their employees. Qiansui Media has not made any housing fund contributions for any of the 17 employees.

Available Information

The SEC maintains a website that contains our reports and other SEC filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS.

Risks Related to Doing Business in China

Because all of the Company’s operations are in China, the Company’s business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of the Company’s business and may intervene in or influence the Company’s operations at any time, which could result in a material change in the Company’s operations and/or the value of the Common stock.

As a business operating in China, the Company is subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of the Company’s business, and the regulations to which we are subject may change rapidly and with little notice to us or the Company’s shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	Delay or impede the Company’s development,

•	Require significant management time and attention, and

•	Subject the Company to remedies, administrative penalties and even criminal liabilities that may harm the Company’s business, including fines assessed for the Company’s current or historical operations, or demands or orders that the Company modify or even cease its business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of the Common stock.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder Tancheng Group’s ability to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. PRC has recently promulgated new rules that require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that will significantly tighten oversight over China-based internet giants. The Cybersecurity Review Measures (2021 version) was promulgated on December 28, 2021 and became effective on February 15, 2022. These measures specify that any “online platform operators” controlling the personal information of more than one million users which seek to list on a foreign stock exchange are subject to prior cybersecurity review.

We believe that our 100% owned PRC subsidiary Qiansui Media, which operates our business of selling ornament and adornment products, is not subject to the review or prior approval of the CAC or the CSRC in connection with the Contribution transaction.

If the Chinese government were to impose new requirements for approval from the PRC authorities to issue the Common stock to investors outside of China or list on a foreign exchange, such action could significantly limit or completely hinder Tancheng Group’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

To date, Tancheng Group and its PRC subsidiaries, (1) are not required to obtain permissions from any PRC authorities to operate or issue the Common stock to investors outside of China, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve of the Company’s PRC subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including the Contribution transaction. As of today, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the Contribution transaction from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. If it is determined in the future that the approval of the CSRC or any other regulatory authority is required for the Contribution transaction, we may face sanctions by the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on the Company’s operations in China, limit the Company’s ability to pay dividends outside of China, limit the Company’s operations in China, or take other actions that could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects, as well as the trading price of the Company’s securities. In addition, if the CSRC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for the Contribution transaction, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of the Common stock.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the Company’s business and operations.

Substantially all of the Company’s assets and operations are located in the PRC. Accordingly, the Company’s business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over the PRC’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the Chinese government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect the Company’s business and operating results, lead to a reduction in demand for the Company’s services and adversely affect the Company’s competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, the Company’s financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect the Company’s business and operating results.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on the Company. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on the Company’s business and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters generally. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may affect the Company’s judgment on the relevance of legal requirements and the Company’s ability to enforce the Company’s contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, the Company may not be aware of the Company’s violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against the Company or its management based on foreign laws.

The Company conducts substantially all of its operations in China, and substantially all of the Company’s assets are located in China. In addition, the Company’s current officer resides within China and is a PRC national. As a result, it may be difficult for you to effect service of process upon the Company or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

The PRC government has increasingly strengthened oversight in offerings conducted overseas or on foreign investment in China-based issuers, which could result in a material change in our operations and our common stock could decline in value or become worthless.

The PRC government has recently indicated an intent to take actions to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Strictly Scrutinizing Illegal Securities Activities in Accordance with the Law, or the Opinions. These Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision of overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On December 24, 2021, the CSRC issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), collectively the Draft Overseas Listing Regulations, for public comment until January 23, 2022.

Following issuance of the Draft Overseas Listing Regulations, on February 17, 2023, the CSRC issued the Notice on Filing Arrangements for Overseas Securities Offering and Listing by Domestic Companies (the “CSRC Filing Notice”), stating that the CSRC has published the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines (the “Listing Guidelines”), collectively the Trial Measures and Listing Guidelines. Among others, the Trial Measures and Listing Guidelines provide that overseas offerings and listings by PRC domestic companies shall:

(i)	require submission of relevant materials that contain a filing report and a legal opinion, providing truthful, accurate and complete information on matters including but not limited to the shareholders of the issuer. Where the filing documents are complete and in compliance with stipulated requirements, the CSRC shall, within 20 working days after receipt of filing documents, conclude the filing procedure and publish filing results on the CSRC website. Where filing documents are incomplete or do not conform to stipulated requirements, the CSRC shall request supplementation and amendment thereto within five working days after receipt of the filing documents. The issuer should then complete supplementation and amendment within 30 working days;

(ii)	abide by laws, administrative regulations and relevant state rules concerning foreign investment in China, state-owned asset administration, industry regulation and outbound investment, and shall not disrupt the PRC domestic market order, harm state or public interests or undermine the lawful rights and interests of PRC domestic investors;

(iii)	abide by national secrecy laws and relevant provisions. Necessary measures shall be taken to fulfill confidentiality obligations. Divulgence of state secrets or working secrets of government agencies is strictly prohibited. Provision of personal information and important data, etc., to overseas parties in relation to overseas offering and listing of PRC domestic companies shall be in compliance with applicable laws, administrative regulations and relevant state rules; and

(iv)	be made in strict compliance with relevant laws, administrative regulations and rules concerning national security in the spheres of foreign investment, cybersecurity, data security, etc., and issuers shall duly fulfill their obligations to protect national security. If the intended overseas offering and listing necessitates a national security review, relevant security review procedures shall be completed according to the law before the application for such offering and listing is submitted to any overseas parties such as securities regulatory agencies and trading venues;

The Trial Measures came into effect on March 31, 2023. PRC domestic companies seeking to offer and list securities (which, for the purposes of the Trial Measures, are defined thereunder as equity shares, depository receipts, corporate bonds convertible to equity shares, and other equity securities that are offered and listed overseas, either directly or indirectly, by PRC domestic companies) in overseas markets, either via direct or indirect means, must file with the CSRC within three working days after their application for an overseas listing is submitted.

The Trial Measures provide that where a PRC domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic entity responsible, file with the CSRC. The Trial Measures stipulate that an overseas listing will be determined as “indirect” if the issuer meets both of the following conditions: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies (“Condition I”), and (2) the main parts of the issuer’s business activities are conducted in the PRC, or its main places of business are located in the PRC, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in the PRC (“Condition II”); whether Chinese citizens from Taiwan, Hong Kong, and Macau are included in the foregoing specification is not specified. The determination as to whether or not an overseas offering and listing by PRC domestic companies is indirect shall be made on a ‘substance over form’ basis; the Listing Guidelines further stipulate that if an issuer not satisfying Condition I submits an application for issuance and listing in overseas markets in accordance with relevant non-PRC issuance regulations requiring such issuer to disclose risk factors mainly related to the PRC, the securities firm(s) and the issuer’s PRC counsel should follow the principle of ‘substance over form’ in order to identify and argue whether the issuer should complete a filing under the Trial Measures. Subsequent securities offerings of an issuer in (i) the same overseas market where it has previously offered and listed securities, and (ii) an overseas market other than one where the issuer has previously offered and listed securities shall be filed with the CSRC within three working days after offerings are completed. Additionally, the Trial Measures stipulate that after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report to the CSRC within three working days after the occurrence and public disclosure of (i) a change of control thereof, (ii) investigations of or sanctions imposed on the issuer by overseas securities regulators or relevant competent authorities, (iii) changes of listing status or transfers of listing segment, and (iv) a voluntary or mandatory delisting.

The CSRC Filing Notice states that, beginning from March 31, 2023, PRC domestic enterprises which have already issued and listed securities overseas and fall within the scope of filing under the Trial Measures shall be considered “existing enterprises” (“Existing Listed Enterprises”). Existing Listed Enterprises are not required to complete filings immediately; rather, Existing Listed Enterprises should complete filings if they are subsequently involved in matters require filings, such as follow-on financing activities, in accordance with the Trial Measures.

There is a possibility that we may be deemed as an Existing Listed Enterprise as defined under the CSRC Filing Notice, and that future offerings of listed securities or listings outside China by us may be subject to CSRC filing requirements in accordance with the Trial Measures.

On February 24, 2023, the CSRC, together with the Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by our Company, or our PRC subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Given that the Trial Measures, Listing Guidelines and revised Provisions have been introduced recently, and that there remain substantial uncertainties surrounding the enforcement thereof, we cannot assure you that, if required, we would be able to complete the filings and fully comply with the relevant new rules on a timely basis, if at all. Further, as of the date of this report, the aforementioned Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) issued on December 24, 2021, although effectively replaced by the Trial Measures and its supporting guidelines, remain in draft form. The final and effective versions are yet to be published.

Tancheng Group may rely on dividends and other distributions on equity from our PRC subsidiaries for its cash requirements.

Our Nevada holding company, Tancheng Group, has no material assets other than ownership of equity interests in its subsidiaries. As a result, it has no independent means of generating revenue and may rely on dividends and other distributions on equity from our PRC operating subsidiaries for its cash requirements. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries, as a Foreign Invested Enterprise, or FIE, is required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50 percent of its registered capital. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit the Company’s ability to grow, make investments or acquisitions that could be beneficial to the Company’s business, pay dividends or otherwise fund and conduct the Company’s business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Non-compliance with labor-related laws and regulations of the PRC could have an adverse impact on the Company’s financial condition and results of operation.

Our PRC subsidiaries have been subject to stricter regulatory requirements in terms of entering into labor contracts with their employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of their employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and was amended in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts.

Under the Social Insurance Law of the PRC, all employees are required to participate in basic pension insurance, basic medical insurance schemes and unemployment insurance, which must be contributed by both the employers and the employees. All employees are required to participate in work-related injury insurance and maternity insurance schemes, which must be contributed by the employers. Employers are required to complete registrations with local social insurance authorities. Moreover, the employers must timely make all social insurance contributions. Only 13 of Qiansui Media’s 17 employees participate in the basic pension insurance, basic medical insurance, unemployment insurance, work-related injury insurance and maternity insurance schemes.

Pursuant to PRC regulations on the Housing Provident Fund, enterprises are required to register with the competent administrative centers of housing provident fund and open bank accounts for housing provident funds for their employees. Employers are also required to timely pay all housing fund contributions for their employees. Qiansui Media has not made any housing fund contributions for any of the 17 employees.

As of the date of this report, we are not aware of any action, claim, investigation or penalties being conducted or threatened by any government authorities. However, if Qiansui Media is fined or otherwise penalized by government authorities due to its failure to adequately pay social insurance and housing provident fund contributions for its employees, its financial condition may be negatively impacted.

The recent joint statement by the SEC, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to U.S.-listed companies with significant operations in China. These developments could add uncertainties to our continued trading on the OTC markets, future offerings, business operations, share price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting the continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in HK SAR. On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China, reiterating past SEC and PCAOB statements on matters including the difficulty associated with inspecting accounting firms and audit work papers in China and higher risks of fraud in emerging markets and the difficulty of bringing and enforcing SEC, Department of Justice and other U.S. regulatory actions, including in instances of fraud, in emerging markets generally.

On May 20, 2020, the U.S. Senate passed the HFCA Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. In addition, if the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCA Act and it was signed into law on December 18, 2020.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its audit work cannot be inspected when its auditor is subject to PCAOB inspections for two consecutive years instead of three and, thus, would reduce the time before the Common stock may be prohibited from trading or delisted.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. Accordingly, if we are determined by the SEC to be a Commission-Identified Issuer, we will incur additional costs in complying with the submission and disclosure requirements in the annual report for each year in which we are identified. In the event that we are deemed to have had three consecutive “non-inspection” years by the SEC, our securities will be prohibited from trading on any national securities exchange or over-the-counter markets in the United States. Moreover, if the AHFCA Act is enacted into law, it would reduce the time before our securities may be prohibited from trading or delisted from three years to two years.

On December 16, 2021, pursuant to the HFCA Act, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of a position taken by one or more authorities in such jurisdictions. In addition, the PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Either our current or former registered public accounting firm is not headquartered in the PRC or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Our current auditor is a Singapore-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no current intention of engaging any auditor based in the mainland China or Hong Kong and not subject to regular inspection by the PCAOB. Furthermore, the PCAOB is able to inspect the audit workpapers of our PRC subsidiaries, as such workpapers are electronic files possessed by our registered public accounting firms. However, if the PCAOB determines in the future after the offering that it cannot inspect or fully investigate our auditor at such future time, trading in our securities would be prohibited under the HFCA Act.

On August 26, 2022, CSRC, the MOF, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we were not identified as a Commission-Identified Issuer after we filed on February 28, 2023 the transition report on Form 10-KT for the transition period from August 1, 2022 to December 31, 2022 and do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this Annual Report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Notwithstanding, as our current auditor, Onestop Assurance PAC, is headquartered in Singapore, we expect that it will remain subject to complete inspection and investigation by PCAOB in the foreseeable future, and thus, that the risk of our shares being prohibited from trading pursuant to the HFCAA is low. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

Fluctuations in exchange rates could have a material and adverse effect on the Company’s results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict when and how the relationship between the RMB and the U.S. dollar may change. All of the Company’s revenues and substantially all of the Company’s costs are denominated in Renminbi. We rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of Renminbi may materially and adversely affect the Company’s results of operations and financial position reported in Renminbi when translated into U.S. dollars, and the value of, and any dividends payable on, the Common stock in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for the Company’s operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert the Company’s Renminbi into U.S. dollars for the purpose of making payments for dividends on the Common stock to our shareholders or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount.

Governmental control of currency conversion may limit the Company’s ability to utilize the Company’s revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. The Company generates substantially all of its revenues in Renminbi. Under the Company’s current corporate structure, we primarily rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required, in principle, where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, our PRC subsidiaries need to obtain SAFE approval to use cash generated from their operations to pay off their respective debt in a currency other than Renminbi owed to entities outside of China, or to make other capital expenditure payments outside of China in a currency other than Renminbi. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents our PRC subsidiaries from obtaining sufficient foreign currency, we may not be able to pay dividends in US dollars to our shareholders, including holders of the Common stock.

Certain PRC regulations may make it more difficult for the Company to pursue growth through acquisitions.

Among other things, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rules”) and Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the NPC which became effective in 2008 and latest revised in 2022 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by non-Chinese investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (SAMR) be notified in advance of any change-of-control transaction in which a non-Chinese investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law of China requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by non-Chinese investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. The Company may pursue potential strategic acquisitions that are complementary to the Company’s business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit the Company’s ability to complete such transactions, which could affect the Company’s ability to expand the Company’s business or maintain the Company’s market share.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any acquisitions of companies outside of China that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Some of our shareholders that we are aware of are subject to SAFE regulations, and we expect all of these shareholders will have completed all necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. As of the date of this report, our PRC resident owners have completed foreign exchange registration under the SAFE Circular 37 and other related rules. We cannot assure you, however, that all of these shareholders may continue to make required filings or updates in a timely manner, or at all. We can provide no assurance that we are or will in the future continue to be informed of identities of all PRC residents holding direct or indirect interest in us. Any failure or inability by such shareholders to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on the Company’s cross-border investment activities or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from us, or prevent us from making distributions or paying dividends to our shareholders. As a result, the Company’s business operations and the Company’s ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future Chinese regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict the Company’s ability to implement the Company’s acquisition strategy and could adversely affect the Company’s business and prospects.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the Company’s operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect the Company’s operations in China will be honored by the Company, by entities who provide services to the Company or with whom the Company associates, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of the Company’s facilities in China by any of these regulators may be limited or prohibited.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe that our company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on the Company’s worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-PRC-resident enterprises. In addition, non-PRC-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the Common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stockholders) and any gain realized on the transfer of the Common stock by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the Common stock.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer”, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring. We may be subject to filing obligations or taxed if we are the transferor in such transactions, and may be subject to withholding obligations if we are the transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in us by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, the Company may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that the Company should not be taxed under these circulars, which may have a material adverse effect on the Company’s financial condition and results of operations.

The approval of the China Securities Regulatory Commission may be required in connection with the Contribution transaction under PRC law.

The M&A Rules requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, the interpretation and application of the regulations remain unclear, and the Contribution transaction may ultimately require approval from the CSRC. If CSRC approval is required, it is uncertain whether it would be possible for us to obtain the approval and any failure to obtain or delay in obtaining CSRC approval for the Contribution transaction would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

While we believe the CSRC approval is not required in the context of the Contribution transaction, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented and its opinions summarized above are subject to any new laws, regulations and rules or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. If it is determined that CSRC approval is required for the Contribution transaction, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for the Contribution transaction. These sanctions may include fines and penalties on the Company’s operations in the PRC, limitations on the Company’s operating licenses in the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiaries to us or other actions that could have a material and adverse effect on the Company’s business, financial condition, results of operations, reputation and prospects, as well as the trading price of the Common stock.

Risks Related to Our Business and Industry

We have a limited operating history, which may make it difficult to evaluate our business and prospects and may not be indicative of our future financial results.

Our business is primarily conducted by our wholly owned subsidiary Qiansui Media. Qiansui Media was formed on June 14, 2017, under the PRC laws. Our revenues were $1,969,094 and $590,306 for the years ended December 31, 2023 and 2022, respectively. Our net loss was $289,666 and $1,010,923 for the respective periods. Our historical financial results may not be indicative of our future financial results. We face risks and uncertainties in our ability to successfully:

•	introduce new products and services;

•	improve our existing products and services;

•	retain existing clients and attract new clients;

•	adjust and optimize our business model;

•	successfully compete with other companies that are currently in, or may in the future enter, our industry or similar industries; and

•	observe and strategize on the latest market trends.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to broaden our customer base and achieve broader market acceptance of our products, will depend to a significant extent on the ability of our sales and marketing personnel to drive our sales pipeline and cultivate customer relationships to drive revenue growth. Our marketing efforts include the use of mobile channels and social media platforms such as WeChat, Sina Weibo, and QR codes.

We have invested in and plan to continue expanding our sales and marketing capabilities. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our products could be harmed.

Significant competition in our industry could adversely affect our results of operations.

The market for sales of cultural products through online stores, and planned recreational tourism programs is highly fragmented and rapidly evolving. If other market participants introduce new or improved products or services that are more compelling or widely accepted than ours in the regions we operate, our ability to grow our revenue and remain profitable could suffer. The Company faces competition from other companies that provide similar offerings. These competitors may acquire market share, which could potentially reduce demand for our products and offerings.

Some of our competitors and potential competitors have significantly greater resources than we do. We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business could be impaired.

We have no business liability or disruption insurance, which could expose us to significant costs and business disruption.

The insurance industry in China is still at an early stage of development, and insurance companies in China currently offer limited business-related insurance products. We do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured risks may result in substantial costs and the diversion of resources, which could adversely affect our results of operations and financial condition.

Our outsourcing processing model presents several risk factors, including quality control, supply chain, financial, and intellectual property risks.

Our cultural products are mainly produced through outsourcing processing. We are responsible for key aspects such as product research and development, design, quality control, sales, and customer service. The outsourcing processing vendors, on the other hand, are responsible for material procurement and production, and then deliver the finished products to us. At present, our outsourcing processing vendors are not long-term partners.

There are potential risks associated with the outsourcing processing model such as quality control, supply chain, financial, and intellectual property risks. Any unexpected changes in the outsourcing processing vendors’ supply timeliness and product quality may have a certain adverse impact on our operations. This could include delays in product delivery or quality issues that may lead to product recalls or negative customer feedback. Any disruptions in the supply chain could have a significant impact on our ability to meet customer demand. Outsourcing processing typically involves additional costs, such as transportation and fees paid to the outsourcing processing vendors. If the cost of outsourcing processing exceeds the expected revenue, it could lead to financial losses. We are also sharing our intellectual property and trade secrets with third-party entities. If the outsourcing processing vendors fail to protect this sensitive information, it could lead to lost revenue and damage to our competitive advantage.

Defects in our products could result in loss of customers, reputational damage, and decreased revenue, facing warranty claims that may arise from defective products.

Our products may contain undetected defects, especially when first introduced or when newer products are released. Errors, defects, or poor quality can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor quality in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to adequately protect our material intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights. We are engaged in producing products that are unique to the “Jue Cheng” culture. We rely on a combination of combination of trade secrets, know-how, trademarks and other contractual rights to establish and protect its proprietary rights in its intellectual property. The use of contractual provisions, confidentiality procedures and agreements, and trademark, unfair competition, trade secret and other laws to protect intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect proprietary technology, or to defend against claims by third parties that our conduct or our use of intellectual property infringes upon such third party's intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others. In addition, we may be required to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.

We have expanded and are continuing to expand our operations, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. Additionally, our ability to grow in the future will depend on a number of factors, including the ability to develop and expand new and existing client relationships, to continue to develop innovative products and services, to hire and train qualified personnel, to expand and grow in existing and future markets, and to sustain operational excellence and efficiencies across all business lines. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology and improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.

In order to compete, we must attract, train and retain highly qualified employees, and the failure to do so could have a material adverse effect on our results of operations.

To successfully compete, we must attract, train, and retain highly qualified employees while controlling related labor costs. In particular, we must hire top professionals and personnel which contribute to the success of our business. If we were to lose a significant number of professionals, it could have a material adverse effect on our financial condition and results of operations. There is no assurance that we will be able to attract or retain highly qualified employees. The inability to hire or retain qualified personnel at economically reasonable compensation levels would restrict our ability to improve our business and result in lower operating results and profitability.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our businesses depend on the skills, reputation, and professional experience of our senior management and key employees, the network of resources and relationships they generate during the ordinary course of their activities, and the synergies among the diverse fields of expertise and knowledge held by our senior professionals. Therefore, the success of our business depends on the continued services of these individuals. If we lose their services, we may not be able to execute our existing business strategy effectively, and we may have to change our current business direction. These disruptions to our business may take up significant energy and resources of our company, and materially and adversely affect our future prospects. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results. We do not presently maintain any key man life insurance policies.

We are subject to payment processing related risks.

Our online stores accept payments through third party online payment platforms such as Alipay. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profitability. We may be subject to fraud and other illegal activities in connection with online payment. We are also subject to various rules, regulations and requirements, regulatory or otherwise, governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to process electronic funds transfers or facilitate other types of online payments, and our business, financial condition and results of operations could be materially and adversely affected.

The recreational and tourism projects operate in a competitive industry and their revenues, profits or market share could be harmed if they are unable to compete effectively.

We are developing tourism projects which will compete with other themes, cultural avenues and with other types of recreational facilities. The principal competitive factors in the recreational industry include location, scale, and the variety and perceived quality of the attractions. The recreational industry is also subject to factors that affect the tourist industries generally, such as general economic conditions, travel restrictions, and changes in guest spending habits. Certain competitors of the operating entities may have substantially greater financial resources, may be able to adapt more quickly to changing guest preferences, may devote greater resources, and may attract a greater number of guests than us. As a result, our operating subsidiary may not be able to compete successfully against such competitors. If it is unable to compete effectively, our business our financial condition or results of operations may be adversely affected.

Declines in discretionary guest spending and guest confidence, or changes in guest tastes and preferences, could affect the profitability of the recreational business.

We are developing tourism projects whose success depends to a significant extent on (i) their ability to provide quality recreational services, (ii) their ability to satisfy changing guest preferences, and (iii) the availability of discretionary guest spending. We cannot guarantee that, once launched, such projects are unable to meet the changing preferences of the markets that they serve or achieve sufficient guest acceptance. In addition, severe economic downturns coupled with high volatility and uncertainty as to the future economic landscape could have an adverse effect on guests’ discretionary income and guest confidence. If the projects are unable to meet the changing guest demands, or if discretionary guest spending decreases, the projects could fail and our financial condition and results of operations could be materially and adversely affected.

Risks Related to the Market for our Common Stock

Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC market. The OTC market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our largest stockholder holds a significant percentage of our outstanding voting securities and may be able to control our management and affairs.

Zhan Jue Cheng Limited, our largest stockholder, is the beneficial owner of approximately 63.9% of our outstanding voting securities. As a result, it possesses significant influence, and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Its ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination, or discourage a potential acquirer from making a tender offer.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We plan to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under the Sarbanes-Oxley Act of 2002 to document and test the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our board of directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognized the significance of cybersecurity in our business operations. Therefore, we have established a comprehensive cybersecurity and risk management framework, which includes regular cybersecurity risk assessments to identify and evaluate potential cyber-attack threats and information security weakness that may affect our business. We plan to implement a series of preventive measures, including firewalls, cyber-attack detection systems, and data encryption, to safeguard confidential information and data. We will regularly conduct cybersecurity awareness training for employees to enhance their awareness of potential cybersecurity threats and ensure they take appropriate preventive measures.

We ensure compliance with PRC laws and regulations, including but not limited to the Cybersecurity Law, the Personal Information Protection Law and The Cybersecurity Review Measures (2021 version). We endeavor to take appropriate measures to protect national secrets and sensitive data while ensuring that the disclosure complies with PRC restrictions on data transport.

Our cybersecurity crisis management plan outlines the items, procedures and actions we will undertake in the event of a cybersecurity incident, including detection, response, mitigation and remediation. When a potential threat or incident arises, our cybersecurity incident response team, currently consisting of one cybersecurity expert, will assign a risk level classification and initiate the necessary escalation procedures outlined in our plan. All incidents that are initially assessed by the cybersecurity incident response team as potentially high-risk are escalated promptly to our Chief Financial Officer, who will determine whether and what elements of our cybersecurity crisis response and management plan should be activated, including escalation to other senior management. Our Chief Financial Officer will inform our board of directors of cybersecurity incidents, as appropriate, considering a variety of factors, including financial, operational, legal or reputational impact.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. In the event of any significant cybersecurity incidents, we will publicly disclose the nature, scope, and impact of the incident, as well as the remediation measures we implement.

Risk Governance

We are committed to appropriate cybersecurity governance and oversight. Our technology and cybersecurity program is the principal responsibility of our board of directors. Our board of directors will regularly review the cybersecurity policies and incident response plans to ensure the company remains vigilant against cybersecurity threats.

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Chief Financial Officer and our cybersecurity incident response team. Our board of directors are responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. The company will continue to commit to maintaining high standards of cybersecurity practices to protect the interests of our customers, shareholders, and other stakeholders. We will continuously monitor the latest developments in the field of cybersecurity and update our cybersecurity and risk management framework as needed.

ITEM 2. PROPERTIES.

As of the date of this Annual Report, the Company’s principal offices are located in No. 32 Hexizhuang Village, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, P.R. China 030500, where Qiansui Media currently leases premises of approximately 58 square meters, at a monthly rent of RMB200, for a lease term of 20 years from January 1, 2016 to January 1, 2036, from Hexizhuang Village Committee. The lease contract may be invalid because it has not been filed with relevant regulatory agency as required by PRC regulations and the tenant on the contract is Mr. Yu Yang, rather than Qiansui Media. The Company believes its above facilities are adequate and suitable for its current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

The Company may from time to time become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial costs and diversion of its resources, including its management’s time and attention. As of the date of this Annual Report, the Company is currently not aware of any such legal proceedings or claims that in the opinion of its management will have a material adverse effect on its business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “QSJC.”

Transfer Agent

Our transfer agent for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093. Tel: (469) 633-0101 Fax: (469) 633-0088.

Holders of Our Common Stock

As of March 29, 2024, there were approximately 13 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

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

None.

Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

Our revenues were $1,969,094 and $590,306 for the years ended December 31, 2023 and 2022, respectively. Our net loss was $289,666 and $1,010,923 for the respective periods. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison for The Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022.

	2023	2022	Change
Revenue	$1,969,094	$590,306	$1,378,788
Cost of revenue	(1,608,247)	(517,242)	(1,091,005)
Gross profit	360,847	73,064	287,783
Write off of uncollectible receivables	–	(554,715)	554,715
Selling and marketing expenses	(27,714)	(20,999)	(6,715)
General and administrative expense	(623,879)	(509,189)	(114,690)
Loss from operations	(290,746)	(1,011,839)	721,093
Other income	1,080	916	164
Net loss	$(289,666)	$(1,010,923)	$721,257

Revenue

We generated $1,969,094 in revenue for the year ended December 31, 2023 compared to $590,306 for the year ended December 31, 2022, representing an increase in revenues of $1,378,788 or 233.6% compared to the fiscal year 2022.

Our business is steadily regaining its footing as the COVID-19 pandemic ceased to affect our operations. We saw a significant recovery and increase in sales beginning from the third quarter of 2023. Businesses have returned to normal and our market has regained confidence. In addition, during 2022, we spent efforts on advertising and promoting our products which started to attract a greater number of customers since late 2022.

Cost of Revenue

Cost of revenue was $1,608,247 for the year ended December 31, 2023 compared to $517,242 for the year ended December 31, 2022. Cost of revenue mainly consists of cost of products sold and labor cost. The increase in cost of revenue by $1,091,005 or 210.9% was mainly due to more products sold, as reflected in the increase in revenue.

Gross profit

Gross profit for the year ended December 31, 2023 was $360,847 compared with $73,064 for the year ended December 31, 2022. As a percentage of revenue, our gross margin increased from 12.4% for the fiscal year 2022 to 18.3% for the fiscal year 2023, primarily because of the increase in revenue while labor cost included in cost of revenue is fixed cost in nature that did not increase as much.

Operating Expenses

Write off of uncollectible receivables

We monitor the impact of COVID-19 situation closely on our receivable collections. we determine the allowance for our receivables based on aging data, historical collection experience, debtors specific facts and economic conditions. During the year ended December 31, 2022, we wrote off $554,715 receivables as amounts are deemed uncollectible. No write off of uncollectable receivables was recorded during the year ended December 31, 2023.

General and administrative expense

By far the most significant component of our operating expenses for both the years ended December 31, 2023 and 2022 was general and administrative expenses in the amount of $623,879 and $509,189, respectively. The increase of $114,690 or 22.5% was mainly due to the increase in legal and professional fees related to the regular SEC reporting services needed as a public company after the completion of the contribution transaction on March 20, 2023, as a result of which we ceased being a shell company.

Net Loss

We reported a net income of $289,666 for the year ended December 31, 2023 compared to a net loss of $1,010,923 for the year ended December 31, 2022. Although we are still loss making, the significant increase in our revenue had shown the improvement of our business and we started to see a positive trend in our results after the COVID-19 pandemic.

Liquidity and Capital Resources

	As of December 31,
	2023	2022
Working capital:
Total current assets	$3,376,985	$2,463,174
Total current liabilities	(4,696,852)	(3,393,083)
Working capital deficiency	$(1,319,867)	$(929,909)

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

As of December 31, 2023, we had cash and cash equivalents of $412,154. The following table provides detailed information about our net cash flows for the year ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Cash flows:
Net cash used in operating activities	$(635,037)	$(2,754,808)
Net cash used in investing activities	(143,231)	(900)
Net cash provided by financing activities	1,122,536	2,387,544
Effect of exchange rate changes on cash and cash equivalents	(3,321)	(26,944)
Net increase (decrease) in cash and cash equivalents	340,947	(395,108)
Cash and cash equivalents at the beginning of the year	71,207	466,315
Cash and cash equivalents at the end of the period	$412,154	$71,207

Operating Activities

Net cash used in operating activities was $(635,037) for the year ended December 31, 2023. The difference between our net loss of $(289,666) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation and amortization in the amount of $18,143 and the cash used in operating assets and liabilities in an aggregate amount of $(363,514).

The cash used in operating assets and liabilities was generally attributable to (i) increase in inventories of $(600,756) due to more purchases made to keep up with the increasing demand from customers on our products; (ii) increase in accounts payables of $154,214 due to more purchases from our vendors; and (iii) increase in advance from customers of $143,486 due to more sales order received near the year end, which the ordered products had yet to be delivered to customers.

Investing Activities

Net cash used in investing activities of $143,231 for the year ended December 31, 2023 was attributable to the purchase of a motor vehicle.

Financing Activities

Net cash generated from financing activities was $1,122,536 for the year ended December 31, 2023, which was attributable to the funds from related parties to support our business operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tancheng Group Co., Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tancheng Group Co., Ltd. together with its subsidiaries (“the Company”) as of December 31, 2023 and 2022, and related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred loss of $289,666 and had net cash used in operating activities of $635,037 for the year ended December 31, 2023. As of December 31, 2023, the Company had net current liability of $1,319,867 and an accumulated deficit of $1,413,226 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter

The Company has significant transactions with a director, which are described in Note 8 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2022.

Singapore

March 29, 2024

TANCHENG GROUP CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2023 AND 2022

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$412,154	$71,207
Other receivables	731	477
Inventories	1,252,150	671,691
Advance to suppliers	16,200	22,347
Amounts due from related parties	1,695,750	1,697,452
Total current assets	3,376,985	2,463,174

Non-current assets:
Motor vehicle	124,568	–
Total non-current assets	124,568	–
Total assets	$3,501,553	$2,463,174

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153,572	$–
Other payables and accruals	12,553	35,294
Advance from customers	142,889	–
Amounts due to related parties	4,387,838	3,357,789
Total current liabilities	4,696,852	3,393,083
Total liabilities	4,696,852	3,393,083

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of December 31, 2023 and 2022)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	50,681	26,405
Accumulated deficit	(1,413,226)	(1,123,560)
Total deficit	(1,195,299)	(929,909)
Total liabilities and deficit	$3,501,553	$2,463,174

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years ended December 31,
	2023	2022
REVENUES	$1,969,094	$590,306

COST OF REVENUES	(1,608,247)	(517,242)

GROSS PROFIT	360,847	73,064

Write off of uncollectible receivables	–	(554,715)
Selling and marketing expenses	(27,714)	(20,999)
General and administrative expense	(623,879)	(509,189)
Total operating expenses	(651,593)	(1,084,903)

LOSS FROM OPERATIONS	(290,746)	(1,011,839)

OTHER INCOME	1,080	916

LOSS BEFORE INCOME TAXES	(289,666)	(1,010,923)

INCOME TAXES	–	–
NET LOSS	$(289,666)	$(1,010,923)

Foreign currency translation differences	24,276	27,189
TOTAL COMPREHENSIVE LOSS	$(265,390)	$(983,734)

Loss per share:
Basic and Diluted	$(0.07)	$(0.23)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2022	4,381,550	$4,382	$16,750	$(784)	$(112,637)	$(92,289)
Capital contribution (Note 10)	–	–	146,114	–	–	146,114
Net loss for the year	–	–	–	–	(1,010,923)	(1,010,923)
Other comprehensive income	–	–	–	27,189	–	27,189
Balance at December 31, 2022	4,381,550	4,382	162,864	26,405	(1,123,560)	(929,909)

Net loss for the year	–	–	–	–	(289,666)	(289,666)
Other comprehensive income	–	–	–	24,276	–	24,276
Balance at December 31, 2023	4,381,550	$4,382	$162,864	$50,681	$(1,413,226)	$(1,195,299)

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(289,666)	$(1,010,923)
Adjustment for:
Depreciation and amortization	18,143	900
Write off of uncollectible receivables	–	554,715
Capital contribution	–	146,114
Changes in operating assets and liabilities:
Other receivables	(267)	(166,873)
Inventories	(600,756)	(224,396)
Advance to suppliers	5,579	192,864
Accounts payable	154,214	(381,274)
Other payables and accruals	(22,315)	(18,292)
Advance from customers	143,486	(100,639)
Amounts due from related parties	(43,455)	(1,747,004)
Cash used in operating activities	(635,037)	(2,754,808)

Cash flows from investing activities:
Purchase of a motor vehicle	(143,231)	–
Purchase of intangible assets	–	(900)
Cash used in investing activities	(143,231)	(900)

Cash flows from financing activities:
Amounts due to related parties	1,122,536	2,387,544
Cash provided by financing activities	1,122,536	2,387,544

Effect of exchange rate changes on cash and cash equivalents	(3,321)	(26,944)

Net (decrease) increase in cash and cash equivalents	340,947	(395,108)
Cash and cash equivalents at the beginning of the year	71,207	466,315
Cash and cash equivalents at the end of the period	$412,154	$71,207

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

The Company incurred loss of $289,666 and had net cash used in operating activities of $635,037 for the year ended December 31, 2023. As of December 31, 2023, the Company had net current liability of $1,319,867 and an accumulated deficit of $1,413,226. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	The Company will obtain financial support from the related parties.
-	Based on the business plans of the Company, management expects to see a positive trend in the Company’s future results. Management expects the business will recover in the future when the PRC begins to ease tough COVID-19 pandemic control and lockdown measures.

The board of directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the year ended December 31, 2023.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at December 31, 2023 and 2022.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e) Motor Vehicle

The Company has one motor vehicle, which is stated at cost less accumulated depreciation and accumulated impairment losses. Cost represents the purchase price of the motor vehicle and other costs incurred to bring the motor vehicle into its existing use. Maintenance and repairs are charged to expense.

Depreciation of the motor vehicle is provided using the straight-line method over the estimated useful lives of 5 years with 5% residual value.

(f) Revenue Recognition

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

Contract liabilities consist of deferred revenue related to advances received from customers for future transfer of goods to customers. The balance of deferred revenue represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the deferred revenue account is shifted to a revenue account.

Deferred revenue recognized as revenue during the years ended December 31, 2023 and December 31, 2022 was $nil and $106,308.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

(g) Foreign Currency Translation

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

The exchange rates utilized as follows:

	2023	2022
Year-end RMB exchange rate	7.10	6.91
Annual average RMB exchange rate	7.07	6.71

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(h) Foreign Currency Risk

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

(i) Fair Value

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

(j) Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, other receivables, advances to suppliers, accounts payable, other payables and accruals, and advances from customers. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

(k) Income Taxes

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

(l) Comprehensive Income or Loss

Comprehensive income or loss includes net income and foreign currency translation adjustments. Comprehensive income or loss is reported in the statements of comprehensive income or loss.

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of December 31, 2023 and 2022, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the years ended December 31, 2023 and 2022, revenue amounting to $1,969,094 and $102,107 were generated from third parties, respectively; and $nil and $488,199 were generated from a related party (see Note 8), respectively.

Details of customer who accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2023 and 2022 are as follows:

	For the years ended December 31,
	2023		2022
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$214,114	10.9%	$–	–%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the years ended December 31, 2023 and 2022 are as follows:

	For the years ended December 31,
	2023		2022
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$2,395,315	99.6%	$105,525	14.4%

(n) Recent Accounting Pronouncements

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

3.	INVENTORIES

	As of December 31,
	2023	2022
Ornament and adornment products	$1,252,150	$671,691

No impairment provision for obsolete inventories was recorded for the years ended December 31, 2023 and 2022.

4.	ADVANCE TO SUPPLIERS

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

In April 2023, the Company purchased a motor vehicle for approximately $143,231 (RMB1,012,301). A motor vehicle is recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the period of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation of a motor vehicle is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation expense recorded for the year ended December 31, 2023 was $18,143.

As of December 31, 2023 net book value of a motor vehicle was $124,568.

7.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the years ended December 31, 2023 and 2022.

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

The Company did not recognize deferred tax assets for unused tax losses as of December 31, 2023 and 2022 as management of the Company believes that it is more likely than not that the benefit from the loss carry forwards will not be realized.

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the years ended December 31, 2023 and 2022 is as follows:

	For the years ended December 31,
	2023	2022
Loss before tax	$(289,666)	$(1,010,923)
Tax expense (benefit) calculated at statutory tax rate	25%	25%
Computed expected benefits	(72,417)	(252,731)
Non-deductible expenses	–	138,679
Deferred tax not recognized	72,417	114,052
Income tax expense	$–	$–

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% for the years ended December 31, 2023 and 2022.

8.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of December 31, 2023 and 2022:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Automobile Trading Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions as of and for the years months ended December 31, 2023 and 2022 are as follows:

Amounts due from related parties:

		As of December 31,
		2023	2022
Shanxi Qiansui Automobile Trading Co., Ltd	(a)	$–	$279,342
Shanxi Xiliu Catering Management Co., Ltd	(b)	1,695,750	1,418,110
		$1,695,750	$1,697,452

(a)	Amounts due from Shanxi Qiansui Automobile Trading Co., Ltd ("Shanxi Qiansui Automobile") represent borrowings to a related party. From November to December, 2022, Qiansui Media entered into four agreements with Shanxi Qiansui Automobile whereby Qiansui Media loaned an aggregate sum of $279,342 (RMB1,930,000) to Shanxi Qiansui Automobile for business purpose. These are one-year term loans, unsecured and non-interest bearing with maturity dates on November 7, 2023, November 8, 2023, November 12, 2023 and December 4, 2023, respectively. During the year ended December 31, 2023, Shanxi Qiansui Automobile had fully repaid these loans.

(b)	Amounts due from Shanxi Xiliu Catering Management Co., Ltd ("Shanxi Xiliu Catering") represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. During the year ended December 31, 2022, the Company repaid $769,776 to fully settle the balance of amount due to Shanxi Xiliu Catering, and the Company paid an additional $1,418,110 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering. During the year ended December 31, 2023, the Company paid $277,640 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering.

Amounts due to related parties:

		As of December 31,
		2023	2022
Yu Yang	(a)	$278,303	$4,487
Jiaocheng Xinmu Trade Co., Ltd	(b)	4,109,535	3,347,522
Taiyuan Tuohang Logistics Co., Ltd	(a)	–	5,780
		$4,387,838	$3,357,789

(a)	Amounts due to Yu Yang and Taiyuan Tuohang Logistics Co., Ltd ("Taiyuan Tuohang Logistics") represent advances made to the Company for operational purposes. During the year ended December 31, 2023, the Company had fully repaid the amount due to Taiyuan Tuohang Logistics Co., Ltd, and no repayment was made to Yu Yang.

(b)

As of December 31, 2023, amounts due to Jiaocheng Xinmu Trade Co., Ltd ("Jiaocheng Xinmu") represent advances made to the Company for operational purposes. From time to time during the year ended December 31, 2023, Jiaocheng Xinmu made advance to the Company amounting to a total of $1,035,090. During the year ended December 31, 2023, the Company had repaid $273,077 to Jiaocheng Xinmu.

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

Related party transactions:

	For the year ended December 31,
	2023	2022
Jiaocheng Xinmu Trade Co., Ltd	$–	$488,199

Nature of transactions:

No related party transactions incurred during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company sold products to Jiaocheng Xinmu amounting to $488,199, representing 84.2% of the Company's revenue.

9.	EQUITY

Authorized Shares

As of December 31, 2023 and 2022, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of December 31, 2023 and 2022, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the years ended December 31, 2023 and 2022.

10.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital under shareholders’ equity from $16,750 at December 31, 2021 to $162,864 at December 31, 2023 and 2022.

11.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of December 31, 2023 and 2022, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

12.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2023 to the date the consolidated financial statements were issued and has determined that there are no items to disclose.

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

Mac Accounting’s reports on the Company’s financial statements as of and for the years ended July 31, 2022 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports of Mac Accounting on the financial statements of the Company as of and for the years ended July 31, 2022 and 2021 included an explanatory paragraph that described factors that raised substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended July 31, 2022, and in the subsequent interim period through December 9, 2022, (i) there were no disagreements with Mac Accounting (within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”)) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Mac Accounting’s satisfaction, would have caused Mac Accounting to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-KT for the fiscal year ended December 31, 2022. As previously disclosed, the following control deficiencies were identified that represent material weaknesses as of July 31, 2022: (i) the Company does not have an adequate internal control structure or adequate oversight over financial reporting. The Company has no employees and only one member of management whom was also the Company’s sole director  before October 12, 2023,, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the board of directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company the Company has not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP; (ii) the Company lacks appropriate information technology controls. As of July 31, 2022, the Company retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

During the Company’s fiscal year ended July 31, 2022, and the subsequent interim period through December 9, 2022, neither the Company nor anyone acting on its behalf consulted with Onestop Assurance with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and no written report or oral advice was provided by Onestop Assurance to the Company that Onestop Assurance concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yang and Chief Financial Officer, Ms. Zhang of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Mr. Yang, the Company’s Chief Executive Officer and employee, and Ms. Zhang, the Company’s Chief Financial Officer and employee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2023, our internal control over financial reporting was not effective.

The Company has identified the following control deficiencies that constituted material weaknesses:

·	The Company did not have an adequate internal control structure or adequate oversight over financial reporting. The Company had only a sole director and executive officer before October 12, 2023. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the board of directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

·	The Company lacks appropriate information technology controls – As of December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2023, but was not reported.

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, gender and position of our current executive officers and directors as of the date of this Annual Report. The address of our executive officers and directors is c/o No. 32 Hexizhuang Village, Huili Township, Jiaocheng County, Lvliang City, Shanxi Province, P.R. China 030500.

NAME	AGE	GENDER	POSITION
Yu Yang	40	Male	President, Treasurer, and Director (Principal Executive Officer)

Caixia Zhang	63	Female	Chief Financial Officer (Principal Financial and Accounting Officer

Ping Li	33	Female	Secretary

Longjiao Li	35	Female	Director

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

Caixia Zhang, is currently serving as the chief financial officer of the Company’s Chinese subsidiary, Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Qiansui Media”). She has served as a director and deputy general manager of Quantianhou (Hainan) Network Esports Co., Ltd. since 2018. Ms. Caixia Zhang holds an associate degree from Taiyuan Radio and Television University.

Ping Li, currently serves as the secretary of Qiansui Media. From 2013 to 2016, Ms. Ping Li served as the administrative director of Shanxi Jiuniu Livestock Co., Ltd. She received a bachelor's degree from Zhongbei University and holds an Enterprise Human Resources Management Specialist Level 3 certificate.

Longjiao Li, co-founded and has served at Shenzhen Qianhai Huaxin Investment Holdings Co., Ltd. since 2017. Since August 2022, she has also served as an independent director on the board of DT Cloud Acquisition Corporation. Ms. Longjiao Li holds a bachelor’s degree in bioengineering from Shaanxi University of Science and Technology.

We believe that Mr. Yang. and Ms. Li are qualified to serve on our board based on his substantial experience with business management.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

There is no family relationship between any of the directors or executive officers of the Company, except that Ms. Caixia Zhang is Mr. Yu Yang’s mother.

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

Board Composition

The board is currently composed of two member, Mr. Yang and Ms. Li.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Ethics and Business Conduct has been filed as an Exhibit to a current report on Form 8-K filed with the SEC on March 24, 2023 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2023, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver a current report on Form 8-K.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2023, except that one Form 3, covering one transaction, was filed late by our Secretary Ping Li and one Form 3, covering one transaction, was filed late by our director Longjiao Li.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during fiscal year ended December 31, 2023, and the 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Yu Yang Chief Executive Officer, President and Treasurer	2023	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-

The Company has no employment agreement with any of its officers and directors.

Our officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management compensation. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards as of December 31, 2023.

Compensation of Directors

During the fiscal year ended December 31, 2023, our directors, our directors, Mr. Yang and Ms. Li, did not receive any compensation.

We have not formed a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. Our board conducted deliberations concerning executive officer compensation. Our board has authority and discretion to determine our officers’ compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 29, 2024 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yu Yang(4)	2,800,000	63.9%
Caixia Zhang(5)	700,000	16.0%
Ping Li	–	–
Longjiao Li	–	–

All executive officers and directors as a group (4 persons)	3,500,000	79.89%

5% Principal Shareholders
Zhan Jue Cheng Limited(4)	2,800,000	63.9%
Zhang Caixia Limited(5)	700,000	16.0%

(1)	The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)	A total of 4,381,550 shares of common stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)	Mr. Yu Yang is the sole director of Zhan Jue Cheng Limited, a British Virgin Islands company, and is deemed to have the sole voting and investment power with respect to the shares held by Zhan Jue Cheng Limited. Mr. Yang disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares.

(5)	Ms. Caixia Zhang is the sole director of Zhang Caixia Limited, a British Virgin Islands company, and is deemed to have the sole voting and investment power over the shares held by Zhang Caixia Limited. Ms. Zhang is Mr. Yang’s mother. Ms. Zhang disclaims beneficial ownership of such shares except to the extent of her pecuniary interest in such shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The table below sets forth the related parties and their relationships with the Company as of December 31, 2023 and 2022:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Automobile Trading Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions as of and for the years months ended December 31, 2023 and 2022 are as follows:

Amounts due from related parties:

		As of December 31,
		2023	2022
Shanxi Qiansui Automobile Trading Co., Ltd	(a)	$–	$279,342
Shanxi Xiliu Catering Management Co., Ltd	(b)	1,695,750	1,418,110
		$1,695,750	$1,697,452

(a)	Amounts due from Shanxi Qiansui Automobile Trading Co., Ltd ("Shanxi Qiansui Automobile") represent borrowings to a related party. From November to December, 2022, Qiansui Media entered into four agreements with Shanxi Qiansui Automobile whereby Qiansui Media loaned an aggregate sum of $279,342 (RMB1,930,000) to Shanxi Qiansui Automobile for business purpose. These are one-year term loans, unsecured and non-interest bearing with maturity dates on November 7, 2023, November 8, 2023, November 12, 2023 and December 4, 2023, respectively. During the year ended December 31, 2023, Shanxi Qiansui Automobile had fully repaid these loans.

(b)	Amounts due from Shanxi Xiliu Catering Management Co., Ltd ("Shanxi Xiliu Catering") represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. During the year ended December 31, 2022, the Company repaid $769,776 to fully settle the balance of amount due to Shanxi Xiliu Catering, and the Company paid an additional $1,418,110 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering. During the year ended December 31, 2023, the Company paid $277,640 in connection with the business advance made to and expenses paid on behalf for Shanxi Xiliu Catering.

Amounts due to related parties:

		As of December 31,
		2023	2022
Yu Yang	(a)	$278,303	$4,487
Jiaocheng Xinmu Trade Co., Ltd	(b)	4,109,535	3,347,522
Taiyuan Tuohang Logistics Co., Ltd	(a)	–	5,780
		$4,387,838	$3,357,789

(a)	Amounts due to Yu Yang and Taiyuan Tuohang Logistics Co., Ltd ("Taiyuan Tuohang Logistics ") represent advances made to the Company for operational purposes. During the year ended December 31, 2023, the Company had fully repaid the amount due to Taiyuan Tuohang Logistics Co., Ltd, and no repayment was made to Yu Yang.

(b)

As of December 31, 2023, amounts due to Jiaocheng Xinmu Trade Co., Ltd ("Jiaocheng Xinmu") represent advances made to the Company for operational purposes. From time to time during the year ended December 31, 2023, Jiaocheng Xinmu made advance to the Company amounting to a total of $1,035,090. During the year ended December 31, 2023, the Company had repaid $273,077 to Jiaocheng Xinmu.

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

Related party transactions:

	For the year ended December 31,
	2023	2022
Jiaocheng Xinmu Trade Co., Ltd	$–	$488,199

Nature of transactions:

No related party transactions incurred during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company sold products to Jiaocheng Xinmu amounting to $488,199, representing 84.2% of the Company's revenue.

Promoters and Certain Control Persons

We believe we did not have any promoters at any time during the past five fiscal years.

Director Independence

None of our directors is an independent director according to the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table sets forth fees billed or accrued by our independent registered public accountants for the fiscal years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022
Audit Fees	$78,000	$33,500
Audit Related Fees	–	–
Tax Fees	–	–
All other fees	–	–
Total	$78,000	$33,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our financial statements for the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) All Financial Statements.

See Index to Financial Statements in Part II, Item 8 of this Annual Report

(2) Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 14, 2018)

3.2	Certificate of Amendment to Articles of Incorporation of the registrant filed with the Secretary of State of State of Nevada on October 17, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2022)

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on April 11, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2023)

3.4	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 14, 2018)

4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1	Stock Purchase Agreement by and between Olegas Tunevicius and Shanxi Qiansui Tancheng Culture Media Co., Ltd., dated August 31, 2022 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2022)

10.2	Contribution Agreement, dated March 14, 2023, among Zhan Jue Cheng Limited, Zhang Caixia Limited, and the registrant. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 24, 2023)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024
TANCHENG GROUP CO., LTD.

	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer
(Principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu Yang	Director, President, Treasurer, Chief Executive Officer	March 29, 2024
Yu Yang	(principal executive officer )

/s/ Caixia Zhang	Chief Financial Officer	March 29, 2024
Caixia Zhang	(principal financial and accounting officer)

/s/ Longjiao Li	Director	March 29, 2024
Longjiao Li

