Form 10-Q
period 2024-03-31
TANCHENG GROUP CO., LTD.
filed 2024-05-15
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of May 10, 2024.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023 (AUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$86,945	$412,154
Other receivables	716	731
Inventories	1,239,755	1,252,150
Advance to suppliers	49,563	16,200
Amounts due from a related party	1,666,830	1,695,750
Total current assets	3,043,809	3,376,985

Non-current assets:
Motor vehicle	115,784	124,568
Total non-current assets	115,784	124,568
Total assets	$3,159,593	$3,501,553

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,367	$153,572
Other payables and accruals	13,180	12,553
Advance from customers	–	142,889
Amounts due to related parties	4,406,351	4,387,838
Total current liabilities	4,446,898	4,696,852
Total liabilities	4,446,898	4,696,852

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of March 31, 2024 and December 31, 2023)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	66,467	50,681
Accumulated deficit	(1,521,018)	(1,413,226)
Total deficit	(1,287,305)	(1,195,299)
Total liabilities and deficit	$3,159,593	$3,501,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three months ended March 31,
	2024	2023
REVENUES	$157,625	$346,619

COST OF REVENUES	(115,949)	(310,206)

GROSS PROFIT	41,676	36,413

Selling and marketing expenses	(6,822)	(7,072)
General and administrative expense	(142,751)	(266,705)
Total operating expenses	(149,573)	(273,777)

LOSS FROM OPERATIONS	(107,897)	(237,364)

OTHER INCOME	105	78

LOSS BEFORE INCOME TAXES	(107,792)	(237,286)

INCOME TAXES	–	–
NET LOSS	$(107,792)	$(237,286)

Foreign currency translation differences	15,786	(4,971)
TOTAL COMPREHENSIVE LOSS	$(92,006)	$(242,257)

Loss per share:
Basic and Diluted	$(0.02)	$(0.05)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2023	4,381,550	4,382	162,864	26,405	(1,123,560)	(929,909)
Net loss for the period	–	–	–	–	(237,286)	(237,286)
Other comprehensive loss	–	–	–	(4,971)	–	(4,971)
Balance at March 31, 2023	4,381,550	4,382	162,864	21,434	(1,360,846)	(1,172,166)

Balance at January 1, 2024	4,381,550	4,382	162,864	50,681	$(1,413,226)	$(1,195,299)
Net loss for the period	–	–	–	–	(107,792)	(107,792)
Other comprehensive income	–	–	–	15,786	–	15,786
Balance at March 31, 2024	4,381,550	$4,382	$162,864	$66,467	$(1,521,018)	$(1,287,305)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(107,792)	$(237,286)
Adjustment for:
Depreciation	6,703	–
Changes in operating assets and liabilities:
Other receivables	–	(441,765)
Inventories	(9,018)	(60,483)
Advance to suppliers	(33,859)	(38,335)
Accounts payable	(124,393)	–
Other payables and accruals	846	(11,262)
Advance from customers	(141,369)	–
Amounts due from related parties	–	(47,897)
Cash used in operating activities	(408,882)	(837,028)

Cash flows from financing activities:
Amounts due to related parties	88,623	1,040,586
Cash provided by financing activities	88,623	1,040,586

Effect of exchange rate changes on cash and cash equivalents	(4,950)	(378)

Net (decrease) increase in cash and cash equivalents	(325,209)	203,180
Cash and cash equivalents at the beginning of the year	412,154	71,207
Cash and cash equivalents at the end of the period	$86,945	$274,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023 (UNAUDITED)

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

The Company incurred loss of $107,792 and had net cash used in operating activities of $408,882 for the three months ended March 31, 2024. As of March 31, 2024, the Company had net current liability of $1,403,089 and an accumulated deficit of $1,521,018. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	The Company will obtain financial support from the related parties.
-	Based on the business plans of the Company, management expects to see a positive trend in the Company’s future results after the end of COVID-19 as the PRC had eased all tough pandemic control and lockdown measures by mid 2023.

The board of directors believes the Company has adequate financial resources to continue in operational existence for at least 12 months from the date of the release of these condensed consolidated financial statements. Accordingly, the going concern basis of accounting continues to be used in preparing the consolidated financial statements for the three months ended March 31, 2024.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2024 and December 31, 2023.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account.

Deferred revenue recognized as revenue during the three months ended March 31, 2024 and 2023 was $141,369 and $nil.

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

The exchange rates utilized as follows:

	March 31, 2024	March 31, 2023
Period-end RMB exchange rate	7.22	6.87
Annual average RMB exchange rate	7.17	6.84

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

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of March 31, 2024 and December 31, 2023, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three months ended March 31, 2024 and 2023, all revenues were generated from third parties.

Details of customer who accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2024 and 2023 are as follows:

	For the three months ended March 31,
	2024		2023
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–%	$115,767	33.4%
Customer B	–	–%	44,932	13.0%
Customer C	–	–%	43,413	12.5%
Customer D	74,908	47.5%	41,965	12.1%
Customer E	25,969	16.5%	–	–%
	100,877	64.0%	246,077	71.0%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three months ended March 31, 2024 and 2023 are as follows:

	For the three months ended March 31,
	2024		2023
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$122,912	100.0%	$364,918	100.0%

Details of supplier who accounted for 10% or more of the Company’s total accounts payable as of March 31, 2024 and 2023 are as follows:

	As of March 31,
	2024		2023
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$27,367	100.0%	$153,572	100.0%

(n) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). In addition, public business entities are required to provide certain qualitative disclosures about the rate reconciliation and the amount of income taxes paid (net of refunds received) disaggregated (1) by federal (national), state, and foreign taxes and (2) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). For public business entities, the standard is effective for annual periods beginning after December 15, 2024. The amendments in this ASU require a cumulative effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company is evaluating the impact of this standard on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

3.	INVENTORIES

	March 31, 2024	December 31, 2023
Ornament and adornment products	$1,239,755	$1,252,150

No impairment provision for obsolete inventories was recorded for the three months ended March 31, 2024 and 2023.

4.	MOTOR VEHICLE

	March 31, 2024	December 31, 2023
Motor vehicle	$140,203	$142,635
Less: Accumulated depreciation	(24,419)	(18,067)
Net book value	$115,784	$124,568

In April 2023, the Company purchased a motor vehicle for approximately $143,231 (RMB1,012,301). Depreciation expense recorded for this motor vehicle for the three months ended March 31, 2024 was $6,703.

5.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three months ended March 31, 2024 and 2023.

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

The Company did not recognize deferred tax assets for unused tax losses as of March 31, 2024 and 2023 as management of the Company believes that it is more likely than not that the benefit from the loss carry forwards will not be realized.

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three months ended March 31, 2024 and 2023 is as follows:

	For the three months ended March 31,
	2024	2023
Loss before tax	$(107,792)	$(237,286)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(26,948)	(59,322)
Deferred tax not recognized	26,948	59,322
Income tax expense	$–	$–

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% for the three months ended March 31, 2023. Beginning May 2023, the Company was no longer qualified as a small-scale VAT payer. The Company was subject to the normal VAT rate of 13% for the three months ended March 31, 2024.

6.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of March 31, 2024 and December 31, 2023:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Automobile Trading Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions are as follows:

Amounts due from a related party:

	March 31, 2024	December 31, 2023
Shanxi Xiliu Catering Management Co., Ltd	$1,666,830	$1,695,750

Amounts due from Shanxi Xiliu Catering Management Co., Ltd represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand.

Amounts due to related parties:

		March 31, 2024	December 31, 2023
Yu Yang	(a)	$366,902	$278,303
Jiaocheng Xinmu Trade Co., Ltd	(b)	4,039,449	4,109,535
		$4,406,351	$4,387,838

Amounts due to Yu Yang and Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. The balances with Yu Yang and Jiaocheng Xinmu Trade Co., Ltd include exchange differences arising from the translation of RMB balances into U.S. dollar at different period-end and year-end exchange rates as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, there was no movement on the balance with Jiaocheng Xinmu Trade Co., Ltd; whereas Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $88,623.

7.	EQUITY

Authorized Shares

As of March 31, 2024 and December 31, 2023, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of March 31, 2024 and December 31, 2023, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the three months ended March 31, 2024 and 2023.

8.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of March 31, 2024 and December 31, 2023, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2024 to the date of the release of these condensed consolidated financial statements and has determined that there are no items to disclose.

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

Results of Operations

Comparison for The Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023.

	2024	2023	Change
Revenue	$157,625	$346,619	$(188,994)
Cost of revenue	(115,949)	(310,206)	(194,257)
Gross profit	41,676	36,413	5,263
Selling and marketing expenses	(6,822)	(7,072)	(250)
General and administrative expense	(142,751)	(266,705)	(123,954)
Loss from operations	(107,897)	(237,364)	(129,467)
Other income	105	78	27
Net loss	$(107,792)	$(237,286)	$(129,494)

Revenue

We generated $157,625 in revenue for the three months ended March 31, 2024 compared to $346,619 for the three months ended March 31, 2023, representing an decrease in revenues of $188,994 or 54.5% compared to the first quarter 2023. The decrease was mainly due to the decrease in product selling prices as we adjusted our price downward to attract customers and the decrease in quantity sold by 75.1% from 1,975 pieces of ornament and adornment products sold during the first quarter of 2023 to 492 pieces of ornament and adornment products sold during the first quarter of 2024. We experienced intensified competition, resulting in increased price sensitivity among customers. Our competitors’ pricing strategies and promotional activities contributed to downward pressure on product selling prices.

Cost of Revenue

Cost of revenue was $115,949 for the three months ended March 31, 2024 compared to $310,206 for the three months ended March 31, 2023. Cost of revenue mainly consists of the cost of products sold and labor cost. The decrease in cost of revenue by $194,257 or 62.6% was mainly due to a decrease in the purchase price of our main product, “Chinese Twelve Zodiac Pendants”, and a decline in the volume of products sold, as reflected in the decrease in revenue.

Gross profit

Gross profit for the three months ended March 31, 2024 was $41,676 compared with $36,413 for the three months ended March 31, 2023. As a percentage of revenue, our gross margin increased from 10.5% for the first quarter 2023 to 26.4% for the first quarter 2024, primarily because the decrease in the cost of revenue was greater than the reduction in revenue.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the three months ended March 31, 2024 and 2023 was general and administrative expenses in the amount of $142,751 and $266,705, respectively. The decrease of $123,954 or 46.5% was mainly due to a decrease in legal and professional fees. In the three months ended March 31, 2023, we incurred legal and professional fees in connection with the execution and completion of the Contribution transaction, as a result of which we ceased being a shell company. By contrast, we incurred only small legal and professional fees related to our regular SEC reporting obligations in the three months ended March 31, 2024.

Net Loss

We reported a net loss of $107,792 for the three months ended March 31, 2024 compared to a net loss of $237,286 for the three months ended March 31, 2023. Although we operated at a loss, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	March 31, 2024	December 31, 2023
Working capital:
Total current assets	$3,043,809	$3,376,985
Total current liabilities	(4,446,898)	(4,696,852)
Working capital deficiency	$(1,403,089)	$(1,319,867)

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

As of March 31, 2024, we had cash and cash equivalents of $86,945. The following table provides detailed information about our net cash flows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Cash flows:
Net cash used in operating activities	$(408,882)	$(837,028)
Net cash provided by financing activities	88,623	1,040,586
Effect of exchange rate changes on cash and cash equivalents	(4,950)	(378)
Net (decrease) increase in cash and cash equivalents	(325,209)	203,180
Cash and cash equivalents at the beginning of the year	412,154	71,207
Cash and cash equivalents at the end of the period	$86,945	$274,387

Operating Activities

Net cash used in operating activities was $(408,882) for the three months ended March 31, 2024. The difference between our net loss of $(107,792) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $6,703 and the cash used in operating assets and liabilities in an aggregate amount of $(307,793).

The cash used in operating assets and liabilities was mainly attributable to (i) a decrease in accounts payables of $(124,393) due to fewer purchases from our vendors and (ii) a decrease in advance from customers of $(141,369) due to fewer unfulfilled sales orders.

Financing Activities

Net cash generated from financing activities was $88,623 for the three months ended March 31, 2024, which was attributable to the funds from related parties to support our business operations.

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

Deferred revenue recognized as revenue during the three months ended March 31, 2024 and 2023 was $141,369 and $nil.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has adopted this standard on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

 On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). In addition, public business entities are required to provide certain qualitative disclosures about the rate reconciliation and the amount of income taxes paid (net of refunds received) disaggregated (1) by federal (national), state, and foreign taxes and (2) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). For public business entities, the standard is effective for annual periods beginning after December 15, 2024. The amendments in this ASU require a cumulative effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company is evaluating the impact of this standard on the Company’s consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: May 15, 2024	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

