Form 10-Q
period 2024-09-30
TANCHENG GROUP CO., LTD.
filed 2024-11-14
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of November 13, 2024.

TABLE OF CONTENTS

		Pages
	PART I FINANCIAL INFORMATION	3
Item 1.	Financial Statements.	3
	Condensed Consolidated Balance sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	23

	PART II OTHER INFORMATION	24
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	24

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023 (AUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$189,842	$412,154
Other receivables	927	731
Inventories	1,297,376	1,252,150
Advance to suppliers	42,356	16,200
Amounts due from a related party	–	1,695,750
Total current assets	1,530,501	3,376,985

Non-current assets:
Motor vehicle	105,416	124,568
Total non-current assets	105,416	124,568
Total assets	$1,635,917	$3,501,553

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$144,038	$153,572
Other payables and accruals	12,230	12,553
Advance from customers	142	142,889
Amounts due to related parties	2,942,868	4,387,838
Total current liabilities	3,099,278	4,696,852
Total liabilities	3,099,278	4,696,852

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of September 30, 2024 and December 31, 2023)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	37,515	50,681
Accumulated deficit	(1,668,122)	(1,413,226)
Total deficit	(1,463,361)	(1,195,299)
Total liabilities and deficit	$1,635,917	$3,501,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUES	$145,764	$625,954	$302,899	$1,826,670

COST OF REVENUES	(105,123)	(458,364)	(222,642)	(1,506,068)

GROSS PROFIT	40,641	167,590	80,257	320,602

Selling and marketing expenses	(7,095)	(6,932)	(20,681)	(20,960)
General and administrative expense	(87,558)	(138,035)	(314,651)	(526,075)
Total operating expenses	(94,653)	(144,967)	(335,332)	(547,035)

(LOSS) INCOME FROM OPERATIONS	(54,012)	22,623	(255,075)	(226,433)

OTHER INCOME	71	408	179	903

(LOSS) INCOME BEFORE INCOME TAXES	(53,941)	23,031	(254,896)	(225,530)

INCOME TAXES	–	–	–	–
NET (LOSS) INCOME	$(53,941)	$23,031	$(254,896)	$(225,530)

Foreign currency translation differences	$(35,377)	$(214)	$(13,166)	$45,975
TOTAL COMPREHENSIVE (LOSS) INCOME	$(89,318)	$22,817	$(268,062)	$(179,555)

Earnings per share:
Basic and Diluted	$(0.012)	$0.005	$(0.058)	$(0.051)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2023	4,381,550	$4,382	$162,864	$26,405	$(1,123,560)	$(929,909)
Net loss for the period	–	–	–	–	(225,530)	(225,530)
Other comprehensive income	–	–	–	45,975	–	45,975
Balance at September 30, 2023	4,381,550	4,382	162,864	72,380	(1,349,090)	(1,109,464)

Balance at January 1, 2024	4,381,550	4,382	162,864	50,681	(1,413,226)	(1,195,299)
Net loss for the period	–	–	–	–	(254,896)	(254,896)
Other comprehensive (loss)	–	–	–	(13,166)	–	(13,166)
Balance at September 30, 2024	4,381,550	$4,382	$162,864	$37,515	$(1,668,122)	$(1,463,361)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(254,896)	$(225,530)
Adjustment for:
Depreciation	20,057	11,412
Changes in operating assets and liabilities:
Other receivables	(186)	(268)
Inventories	(30,378)	(577,555)
Advance to suppliers	(25,345)	(13,934)
Accounts payable	(10,990)	157,864
Other payables and accruals	(453)	(22,599)
Advance from customers	(140,862)	175,145
Amounts due from related parties	–	(43,733)
Cash used in operating activities	(443,053)	(539,198)

Cash flows from investing activities:
Purchase of a motor vehicle	–	(144,146)
Cash used in investing activities	–	(144,146)

Cash flows from financing activities:
Amounts due to related parties	221,592	1,092,970
Cash provided by financing activities	221,592	1,092,970

Effect of exchange rate changes on cash and cash equivalents	(851)	(17,819)

Net (decrease) increase in cash and cash equivalents	(222,312)	391,807
Cash and cash equivalents at the beginning of the year	412,154	71,207
Cash and cash equivalents at the end of the period	$189,842	$463,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

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

The Company incurred net loss of $254,896 and had net cash used in operating activities of $443,053 for the nine months ended September 30, 2024. As of September 30, 2024, the Company had net current liability of $1,568,777 and an accumulated deficit of $1,668,122. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	The Company will obtain financial support from the related parties.
-	Based on the business plans of the Company, management expects to see a positive trend in the Company’s future results.

The board of directors believes the Company has adequate financial resources to continue in operational existence for at least 12 months from the date of the release of these condensed consolidated financial statements. Accordingly, the going concern basis of accounting continues to be used in preparing the consolidated financial statements for the nine months ended September 30, 2024.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at September 30, 2024 and December 31, 2023.

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

The exchange rates utilized as follows:

	September 30, 2024	September 30, 2023
Period-end RMB exchange rate	7.02	7.28
Period average RMB exchange rate	7.19	7.02

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

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of September 30, 2024 and December 31, 2023, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three and nine months ended September 30, 2024 and 2023, all revenues were generated from third parties.

Details of customer who accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the three months ended September 30,
	2024		2023
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–%	$100,408	16%
Customer B	–	–%	84,400	14%
Customer C	–	–%	63,606	10%
Customer D	144,700	99%	–	–%
	$144,700	99%	$248,414	40%

	For the nine months ended September 30,
	2024		2023
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–%	$215,481	12%
Customer B	74,713	25%	–	–%
Customer C	25,901	8%	–	–%
Customer D	144,700	48%	–	–%
Customer E	19,687	6%	–	–%
	$265,001	87%	$215,481	12%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the three months ended September 30,
	2024		2023
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$140,553	100%	$630,774	98%

	For the nine months ended September 30,
	2024		2023
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$263,145	100%	$2,255,410	99%

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

3.	INVENTORIES

	September 30, 2024	December 31, 2023
Ornament and adornment products	$1,297,376	$1,252,150

No impairment provision for obsolete inventories was recorded for the three and nine months ended September 30, 2024 and 2023.

4.	MOTOR VEHICLE

	September 30, 2024	December 31, 2023
Motor vehicle	$144,241	$142,635
Less: Accumulated depreciation	(38,825)	(18,067)
Net book value	$105,416	$124,568

In April 2023, the Company purchased a motor vehicle for approximately $143,231 (RMB1,012,301). Depreciation expense recorded for this motor vehicle for the three and nine months ended September 30, 2024, and 2023 were $6,713, $6,781, $20,057 and $11,412, respectively.

5.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three and nine months ended September 30, 2024 and 2023.

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

The Company did not recognize deferred tax assets for unused tax losses as of September 30, 2024 and 2023 as management of the Company believes that it is more likely than not that the benefit from the loss carry forwards will not be realized.

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three and nine months ended September 30, 2024 and 2023 is as follows:

	For the three months ended September 30,
	2024	2023
(Loss) Income before tax	$(53,941)	$23,031
Tax (benefit) expense calculated at statutory tax rate	25%	25%
Computed expected (benefit) expense	(13,485)	5,758
Deferred tax not recognized	13,485	(5,758)
Income tax expense	$–	$–

	For the nine months ended September 30,
	2024	2023
(Loss) before tax	$(254,896)	$(225,530)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(63,724)	(56,383)
Deferred tax not recognized	63,724	56,383
Income tax expense	$–	$–

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% for the three months ended March 31, 2023. Beginning May 2023, the Company was no longer qualified as a small-scale VAT payer. The Company was subject to the normal VAT rate of 13% for the three and nine months ended September 30, 2024.

6.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of September 30, 2024 and December 31, 2023:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”)	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd (“Shanxi Xiliu”)	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions are as follows:

Amount due from a related party:

	September 30, 2024	December 31, 2023
Shanxi Xiliu Catering Management Co., Ltd	$–	$1,695,750

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

Amounts due to related parties:

		September 30, 2024	December 31, 2023
Yu Yang	(a)	$419,127	$278,303
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,440,954	4,109,535
Taiyuan Tuohang Logistics Co., Ltd	(c)	82,787	–
		$2,942,868	$4,387,838

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the three and nine months ended September 30, 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at different period-end and year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $24,438 and $140,808, respectively

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. During the three and nine months ended September 30, 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at different period-end and year-end exchange rates, the Company, Shanxi Xiliu and Jiaocheng Xinmu made the Netting Arrangement to offset the related parties receivable and payable balance. The amount due to Jiaocheng Xinmu was reduced to $2,440,954 after the Netting Arrangement.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd represent payments made to vendors on behalf of the Company for operational purposes.

Related party transactions:

During the three and nine months ended September 30, 2024, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $144,700 and $144,700, respectively.

7.	EQUITY

Authorized Shares

As of September 30, 2024 and December 31, 2023, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of September 30, 2024 and December 31, 2023, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the three and nine months ended September 30, 2024 and 2023.

8.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of September 30, 2024 and December 31, 2023, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 1, 2024 to the date of the release of these condensed consolidated financial statements and has determined that there are no items to disclose.

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

Results of Operation

Comparison for The Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023.

	2024	2023	(Decrease) Increase
Revenue	$145,764	$625,954	$(480,190)
Cost of revenue	(105,123)	(458,364)	(353,241)
Gross profit	40,641	167,590	(126,949)
Selling and marketing expenses	(7,095)	(6,932)	163
General and administrative expense	(87,558)	(138,035)	(50,477)
(Loss) Income from operations	(54,012)	22,623	76,635
Other income	71	408	(337)
Net (loss) income	$(53,941)	$23,031	$76,972

Revenue

We generated $145,764 in revenue for the three months ended September 30, 2024, compared to $625,954 for the three months ended September 30, 2023, representing a decrease in revenues of $480,190 or 76.7% compared to the third quarter of 2023. For the three months ended September 30, 2023, $144,700 or 99.3% of our revenue was derived from one single customer. Since the beginning of 2024, we experienced intensified competition, resulting in increased price sensitivity among customers. Our competitors’ pricing strategies and promotional activities contributed to downward pressure on product selling prices. Starting from the first quarter of 2024, we significantly reduced our selling prices to attract customers. However, this price competition strategy was ineffective as there was an increased number of competitors entering the market and selling similar products. We are redefining and adjusting our business strategy to gain a competitive advantage in the market.

Cost of Revenue

Cost of revenue was $105,123 for the three months ended September 30, 2024 compared to $458,364 for the three months ended September 30, 2023. Cost of revenue mainly consists of the cost of products sold and labor cost. The decrease in cost of revenue by $353,241 or 77.1% was mainly due to a decrease in the purchase price of our main product, “Chinese Twelve Zodiac Pendants”, and decline in the volume of products sold, as reflected relatively in line with the decrease in revenue.

Gross profit

Gross loss for the three months ended September 30, 2024 was $40,641 compared with gross profit $167,590 for the three months ended September 30, 2023. As a percentage of revenue, our gross margin slightly increased from 26.8% for the three months ended September 30, 2023 to 27.9% for the three months ended September 30, 2024, primarily because the reduction in cost of revenue was greater than the decrease in revenue. During the three months ended September 30, 2024, we purchased from one single supplier. Our supplier had significantly reduced the purchase price of the products that we sold to our customers as they were also experiencing intensified competition among other suppliers.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the three months ended September 30, 2024 and 2023 was general and administrative expenses in the amount of $87,558 and $138,035, respectively. The decrease of $50,477 or 36.6% was mainly due to a decrease in legal and professional fees. In the three months ended September 30, 2023, we incurred legal and professional fees in connection with the execution and completion of the Contribution transaction, because of which we ceased being a shell company. By contrast, we incurred only small legal and professional fees related to our regular SEC reporting obligations in the three months ended September 30, 2024.

Net Loss

We reported a net loss of $53,941 for the three months ended September 30, 2024 compared to a net income of $23,031 for the three months ended September 30, 2023. Although we operated at a loss, we expect to see a positive trend in our future results.

Comparison for The Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023.

	2024	2023	(Decrease) Increase
Revenue	$302,899	$1,826,670	$(1,523,771)
Cost of revenue	(222,642)	(1,506,068)	(1,283,426)
Gross profit	80,257	320,602	(240,345)
Selling and marketing expenses	(20,681)	(20,960)	(279)
General and administrative expense	(314,651)	(526,075)	(211,424)
Loss from operations	(255,075)	(226,433)	28,642
Other income	179	903	(724)
Net loss	$(254,896)	$(225,530)	$29,366

Revenue

We generated $302,899 in revenue for the nine months ended September 30, 2024 compared to $1,826,670 for the nine months ended September 30, 2023, representing a decrease in revenues of $1,523,771 or 83.4% compared to the nine months ended September 30, 2023. The decrease was mainly due to the decrease in product selling prices as we adjusted our price downward to attract customers and the decrease in quantity sold by 86.8% from 5,608 pieces of ornament and adornment products sold during the nine months ended September 30, 2023 to 888 pieces of ornament and adornment products sold during the nine months ended September 30, 2024. We experienced intensified competition, resulting in increased price sensitivity among customers. Our competitors’ pricing strategies and promotional activities contributed to downward pressure on product selling prices.

Cost of Revenue

Cost of revenue was $222,642 for the nine months ended September 30, 2024 compared to $1,506,068 for the nine months ended September 30, 2023. Cost of revenue mainly consists of the cost of products sold and labor cost. The decrease in cost of revenue by $1,283,426 or 85.2% was mainly due to a decrease in the purchase price of our main product, “Chinese Twelve Zodiac Pendants”, and a decline in the volume of products sold, as reflected relatively in line with the decrease in revenue.

Gross profit

Gross profit for the nine months ended September 30, 2024 was $80,257 compared with $320,602 for the nine months ended September 30, 2023. As a percentage of revenue, our gross margin increased from 17.6% for the nine months ended September 30, 2023 to 26.5% for the nine months ended September 30, 2024, primarily because the decrease in the cost of revenue was greater than the reduction in revenue. During the nine months ended September 30, 2024, we purchased from one single supplier. Our supplier had significantly reduced the purchase price of the products that we sold to our customers as they were also experiencing intensified competition among other suppliers.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the nine months ended September 30, 2024 and 2023 was general and administrative expenses in the amount of $314,651 and $526,075, respectively. The decrease of $211,424 or 40.2% was mainly due to a decrease in legal and professional fees. In the nine months ended September 30, 2023, we incurred legal and professional fees in connection with the execution and completion of the Contribution transaction, because of which we ceased being a shell company. By contrast, we incurred only small legal and professional fees related to our regular SEC reporting obligations in the nine months ended September 30, 2024.

Net Loss

We reported a net loss of $254,896 for the nine months ended September 30, 2024 compared to a net loss of $225,530 for the nine months ended September 30, 2023. Although we operated at a loss, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	September 30, 2024	December 31, 2023
Working capital:
Total current assets	$1,530,501	$3,376,985
Total current liabilities	(3,099,278)	(4,696,852)
Working capital deficiency	$(1,568,777)	$(1,319,867)

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

As of September 30, 2024, we had cash and cash equivalents of $189,842. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Cash flows:
Net cash used in operating activities	$(443,053)	$(539,198)
Net cash used in investing activities	–	(144,146)
Net cash provided by financing activities	221,592	1,092,970
Effect of exchange rate changes on cash and cash equivalents	(851)	(17,819)
Net (decrease) increase in cash and cash equivalents	(222,312)	391,807
Cash and cash equivalents at the beginning of the year	412,154	71,207
Cash and cash equivalents at the end of the period	$189,842	$463,014

Operating Activities

Net cash used in operating activities was $(443,053) for the nine months ended September 30, 2024. The difference between our net loss of $(254,896) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $20,057 and the cash used in operating assets and liabilities in an aggregate amount of $(208,214).

The cash used in operating assets and liabilities was mainly attributable to a decrease in advance from customers of $(140,862) due to fewer unfulfilled sales orders.

Investing Activities

No cash movement on investing activities for the nine months ended September 30, 2024.

Financing Activities

Net cash generated from financing activities was $221,592 for the nine months ended September 30, 2024, which was attributable to the funds from related parties to support our business operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: November 14, 2024	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

