Form 10-K
period 2024-12-31
TANCHENG GROUP CO., LTD.
filed 2025-03-26
CIK 1753391

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-56590

TANCHENG GROUP CO., LTD.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	38-4086827
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7th Floor, Jincheng International, Jiujinci Road, Wanbailin District,

Taiyuan City, Shanxi Province, P.R. China 030500

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 28, 2024, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $6.95 per share) was approximately $913,670. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 4,381,550 shares of the registrant’s common stock outstanding as of March 26, 2025.

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

ii

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

Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit its shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Neither our current auditor, Onestop Assurance PAC, or our former auditor, Mac Accounting Group, LLP, headquartered in Utah, the United States, was on the list. Further, we have never been listed as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2023, because our auditor, Onestop Assurance PAC, who audited our financial statements included in such annual report, is headquartered in in Singapore. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. We do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this Annual Report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Notwithstanding, as our current auditor, Onestop Assurance PAC, is headquartered in Singapore, we expect that it will remain subject to complete inspection and investigation by PCAOB in the foreseeable future, and thus, that the risk of our shares being prohibited from trading pursuant to the HFCAA is low. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

iv

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

v

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

vi

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

Our revenues were $502,550 and $1,969,094 for the years ended December 31, 2024 and 2023, respectively. Our net loss was $288,160 and $289,666 for the respective periods. These conditions raise substantial doubt about our ability to continue as a going concern.

Products and Services

The Company’s primary source of revenue in the fiscal years ended December 31, 2024 and 2023 was the sale of self-designed ornament and adornment products through its wholly-owned PRC subsidiary Qiansui Media in the PRC.

Currently, the Company’s ornament and adornment products for sale mainly include:

1

1. “Jue Cheng” Ornament

Material: Copper, gold and polymer nanomaterials

2. Chinese Twelve Zodiac Pendants

Material: Rhodium, gold, silver, copper, zinc, nickel and natural gemstones

3. Master Hongyi’s Heart Sutra

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

Customers

During the fiscal year ended December 31, 2024, one customer, All Weather (Hainan) Network Sports Co., Ltd., an entity controlled by our Chief Executive Officer, Yu Yang, accounted for approximately 66.5% of our total revenue. The remaining approximately 33.5% of our revenue was derived from individual customers.

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

Suppliers

Qiansui Media relied heavily on its largest suppliers, which are jewelry design and manufacturing firms, for the majority of its purchase costs in the fiscal years ended December 31, 2024 and 2023. Specifically, in 2024, approximately 100% of Qiansui Media’s total purchase costs were attributed to one supplier, while in 2023, approximately 99.57% of Qiansui Media’s total purchase costs were attributed to one supplier.

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

Employees

As of December 31, 2024, we had approximately 17 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Function:
	Number	% of total

Management	1	6%
Human Resources	2	12%
Finance	4	24%
Administration	4	24%
Logistics	2	12%
Products	4	24%

Total	17	100.0%

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

Under the Social Insurance Law of the PRC, all employees are required to participate in basic pension insurance, basic medical insurance schemes and unemployment insurance, which must be contributed by both the employers and the employees. All employees are required to participate in work-related injury insurance and maternity insurance schemes, which must be contributed by the employers. Employers are required to complete registrations with local social insurance authorities. Moreover, the employers must timely make all social insurance contributions. 14 of Qiansui Media’s 17 employees participate in the basic pension insurance, basic medical insurance, unemployment insurance, work-related injury insurance and maternity insurance schemes.

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. PRC has recently promulgated new rules that require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that will significantly tighten oversight over China-based internet giants. The Cybersecurity Review Measures (2021 version) was promulgated on December 28, 2021 and became effective on February 15, 2022. These measures specify that any “online platform operators” controlling the personal information of more than one million users which seek to list on a foreign stock exchange are subject to prior cybersecurity review. The Measures for Security Assessment for Outbound Data Transfer, which took effect on September 1, 2022, mandate mandatory government security review by the CAC in advance of certain cross-border data transfer activities. On September 24, 2024, the China’s State Council issued the Regulations on the Administration of Network Data Security, which took effect on January 1, 2025, prescribing that the network data processors processing personal information of over 10 million individuals shall fulfill certain requirements for processing important data and require network data processors to take certain precautionary measures.

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

In addition, the United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in early 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

During President Trump’s first term in office, he signed executive orders banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with respect to WeChat, and with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021 by former President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment towards western brands in China, potentially resulting in a negative impact on our business, results of operations and financial condition.

Furthermore, the risks and uncertainties associated with U.S.-China political, business, economic and trade relations may negatively impact investor sentiment towards China-based companies., which could in turn adversely affect the demand, price and trading volume of our common stock.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its audit work cannot be inspected when its auditor is subject to PCAOB inspections for two consecutive years instead of three and, thus, would reduce the time before the common stock may be prohibited from trading or delisted. On December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” was signed into law, which contained, among other things, an identical provision to the AHFCA Act and amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

On August 26, 2022, CSRC, the MOF, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we were not identified as a Commission-Identified Issuer after we filed on March 29, 2024 the annual report on Form 10-K for the fiscal year ended December 31, 2023 and do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this Annual Report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Notwithstanding, as our current auditor, Onestop Assurance PAC, is headquartered in Singapore, we expect that it will remain subject to complete inspection and investigation by PCAOB in the foreseeable future, and thus, that the risk of our shares being prohibited from trading pursuant to the HFCAA is low. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

Our business is primarily conducted by our wholly owned subsidiary Qiansui Media. Qiansui Media was formed on June 14, 2017, under the PRC laws. Our revenues were $502,550 and $1,969,094 for the years ended December 31, 2024 and 2023, respectively. Our net loss was $288,160 and $289,666 for the respective periods. Our historical financial results may not be indicative of our future financial results. We face risks and uncertainties in our ability to successfully:

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

The market for sales of cultural products , and planned recreational tourism programs is highly fragmented and rapidly evolving. If other market participants introduce new or improved products or services that are more compelling or widely accepted than ours in the regions we operate, our ability to grow our revenue and remain profitable could suffer. The Company faces competition from other companies that provide similar offerings. These competitors may acquire market share, which could potentially reduce demand for our products and offerings.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 2. PROPERTIES.

As of the date of this Annual Report, the Company’s principal offices are located in 7th Floor, Jincheng International, Jiujinci Road, Wanbailin District, Taiyuan City, Shanxi Province, P.R. China 030024. The Company believes its above facilities are adequate and suitable for its current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of its operations.

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

Holders of Our Common Stock

As of March 26, 2025, there were approximately 10 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

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

Our revenues were $502,550 and $1,969,094 for the years ended December 31, 2024 and 2023, respectively. Our net loss was $288,160 and $289,666 for the respective periods. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison for The Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023.

	2024	2023	(Decrease) Increase
Revenue	$502,550	$1,969,094	$(1,466,544)
Cost of revenue	(365,606)	(1,608,247)	(1,242,641)
Gross profit	136,944	360,847	(223,903)
Selling and marketing expenses	(27,645)	(27,714)	(69)
General and administrative expenses	(397,782)	(623,879)	(226,097)
Loss from operations	(288,483)	(290,746)	(2,263)
Other income	323	1,080	(757)
Net loss	$(288,160)	$(289,666)	$(1,506)

Revenue

We generated $502,550 in revenue for the year ended December 31, 2024 compared to $1,969,094 for the year ended December 31, 2023, representing a decrease in revenue of $1,466,544 or 74.5% compared to the fiscal year 2023. The decrease was mainly due to the decrease in product selling prices as we adjusted our price downward to attract customers and the decrease in quantity sold by 81.9% from 8,001 pieces of ornament and adornment products sold during the year ended December 31, 2023 to 1,446 pieces of ornament and adornment products sold during the year ended December 31, 2024. We experienced intensified competition, resulting in increased price sensitivity among customers. Our competitors’ pricing strategies and promotional activities contributed to downward pressure on product selling prices.

Cost of Revenue

Cost of revenue was $365,606 for the year ended December 31, 2024 compared to $1,608,247 for the year ended December 31, 2023. Cost of revenue mainly consists of cost of products sold and labor cost. The decrease in cost of revenue by $1,242,641 or 77.3% was mainly due to a decrease in the purchase price of our main product, “Chinese Twelve Zodiac Pendants”, and a decline in the volume of products sold, as reflected relatively in line with the decrease in revenue.

Gross profit

Gross profit for the year ended December 31, 2024 was $136,944 compared with $360,847 for the year ended December 31, 2023. As a percentage of revenue, our gross margin increased from 18.3% for the fiscal year 2023 to 27.2% for the fiscal year 2024, primarily because the percentage decrease in our cost of revenue was greater than the reduction in revenue. During the year ended December 31, 2024, we purchased from one single supplier. Our supplier had significantly reduced the purchase price of the products that we sold to our customers as our supplier was also experiencing intensified competition among the other suppliers. In addition, there was a significant increase in revenue share deriving from the sale of the high-margin product, the Chinese Twelve Zodiac Pendants in fiscal year 2024, which contributed to our overall profitability.

Operating Expenses

General and administrative expenses

By far the most significant component of our operating expenses for both the years ended December 31, 2024 and 2023 was general and administrative expenses in the amount of $397,782 and $623,879, respectively. The decrease of $226,097 or 36.2% was mainly due to a decrease in legal and professional fees. For the year ended December 31, 2023, we incurred legal and professional fees in connection with the execution and completion of the Contribution transaction, because of which we ceased being a shell company. By contrast, we incurred only small legal and professional fees related to our regular SEC reporting obligations for the year ended December 31, 2024.

Net Loss

We reported a net loss of $288,160 for the year ended December 31, 2024 compared to a net loss of $289,666 for the year ended December 31, 2023. Although we are still operating at a loss, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	As of December 31,
	2024	2023
Working capital:
Total current assets	$1,479,137	$3,376,985
Total current liabilities	(3,030,046)	(4,696,852)
Working capital deficiency	$(1,550,909)	$(1,319,867)

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

As of December 31, 2024, we had cash and cash equivalents of $100,653. The following table provides detailed information about our net cash flows for the year ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Cash flows:
Net cash used in operating activities	$(586,597)	$(635,037)
Net cash used in investing activities	–	(143,231)
Net cash provided by financing activities	281,985	1,122,536
Effect of exchange rate changes on cash and cash equivalents	(6,889)	(3,321)
Net (decrease) increase in cash and cash equivalents	(311,501)	340,947
Cash and cash equivalents at the beginning of the year	412,154	71,207
Cash and cash equivalents at the end of the period	$100,653	$412,154

Operating Activities

Net cash used in operating activities was $(586,597) for the year ended December 31, 2024. The difference between our net loss of $(288,160) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $26,748 and the cash used in operating assets and liabilities in an aggregate amount of $(325,185).

The cash used in operating assets and liabilities was generally attributable to (i) increase in inventories of $(87,122) due to the purchase of new products near the fiscal year end; (ii) increase in advance to suppliers of $(60,101) related to the prepayment made for the consultancy services to be rendered in fiscal year 2025.; (iii) decrease in accounts payables of $(89,381) due to the scale down of vendors’ balances; and (iv) decrease in advance from customers of $(89,017) due to fewer unfulfilled sales orders.

Investing Activities

No cash movement on investing activities for the year ended December 31, 2024.

Financing Activities

Net cash generated from financing activities was $281,985 for the year ended December 31, 2024, which was attributable to the funds from related parties to support our business operations.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

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

In November 2023, the FASB issued ASU No.2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). This ASU primarily requires incremental disclosures of disaggregate expense information about a company’s reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tancheng Group Co., Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tancheng Group Co., Ltd. together with its subsidiaries (“the Company”) as of December 31, 2024 and 2023, and related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred loss of $288,160 and had net cash used in operating activities of $586,597 for the year ended December 31, 2024. As of December 31, 2024, the Company had net current liability of $1,550,909 and an accumulated deficit of $1,701,386 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

Emphasis of Matter

The Company has significant transactions with a director, which are described in Note 7 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Onestop Assurance PAC

PCAOB ID number: 6732

We have served as the Company’s auditor since 2022.

Singapore

March 26, 2025

TANCHENG GROUP CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2024 AND 2023

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$100,653	$412,154
Other receivables	253	731
Inventories	1,303,273	1,252,150
Advance to suppliers	74,958	16,200
Amounts due from a related party	–	1,695,750
Total current assets	1,479,137	3,376,985

Non-current assets:
Motor vehicle	94,766	124,568
Total non-current assets	94,766	124,568
Total assets	$1,573,903	$3,501,553

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$61,265	$153,572
Other payables and accruals	12,180	12,553
Advance from customers	51,237	142,889
Amounts due to related parties	2,905,364	4,387,838
Total current liabilities	3,030,046	4,696,852
Total liabilities	3,030,046	4,696,852

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of December 31, 2024 and 2023)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	77,997	50,681
Accumulated deficit	(1,701,386)	(1,413,226)
Total deficit	(1,456,143)	(1,195,299)
Total liabilities and deficit	$1,573,903	$3,501,553

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years ended December 31,
	2024	2023
REVENUE	$502,550	$1,969,094

COST OF REVENUE	(365,606)	(1,608,247)

GROSS PROFIT	136,944	360,847

Selling and marketing expenses	(27,645)	(27,714)
General and administrative expenses	(397,782)	(623,879)
Total operating expenses	(425,427)	(651,593)

LOSS FROM OPERATIONS	(288,483)	(290,746)

OTHER INCOME	323	1,080

LOSS BEFORE INCOME TAXES	(288,160)	(289,666)

INCOME TAXES	–	–
NET LOSS	$(288,160)	$(289,666)

Foreign currency translation differences	27,316	24,276
TOTAL COMPREHENSIVE LOSS	$(260,844)	$(265,390)

Loss per share:
Basic and Diluted	$(0.07)	$(0.07)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2023	4,381,550	$4,382	$162,864	$26,405	$(1,123,560)	$(929,909)
Net loss for the year	–	–	–	–	(289,666)	(289,666)
Other comprehensive income	–	–	–	24,276	–	24,276
Balance at December 31, 2023	4,381,550	$4,382	$162,864	$50,681	$(1,413,226)	$(1,195,299)

Net loss for the year	–	–	–	–	(288,160)	(288,160)
Other comprehensive income	–	–	–	27,316	–	27,316
Balance at December 31, 2024	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(288,160)	$(289,666)
Adjustment for:
Depreciation	26,748	18,143
Changes in operating assets and liabilities:
Other receivables	462	(267)
Inventories	(87,122)	(600,756)
Advance to suppliers	(60,101)	5,579
Accounts payable	(89,381)	154,214
Other payables and accruals	(26)	(22,315)
Advance from customers	(89,017)	143,486
Amounts due from related parties	–	(43,455)
Cash used in operating activities	(586,597)	(635,037)

Cash flows from investing activities:
Purchase of a motor vehicle	–	(143,231)
Cash used in investing activities	–	(143,231)

Cash flows from financing activities:
Amounts due to related parties	281,985	1,122,536
Cash provided by financing activities	281,985	1,122,536

Effect of exchange rate changes on cash and cash equivalents	(6,889)	(3,321)

Net (decrease) increase in cash and cash equivalents	(311,501)	340,947
Cash and cash equivalents at the beginning of the year	412,154	71,207
Cash and cash equivalents at the end of the year	$100,653	$412,154

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

On October 17, 2022, the Company filed a Certificate of Amendment to Articles of Incorporation of the Company with the Secretary of State of State of Nevada to change the Company’s name to Tancheng Group Co., Ltd. (“Tancheng Group”).

On March 14, 2023, the Company entered into a definitive Contribution Agreement (the “Contribution Agreement”) with Zhan Jue Cheng Limited, a British Virgin Islands company, and Zhang Caixia Limited, a British Virgin Islands company (collectively, the “Contributors”), who together own 100% of the issued and outstanding ordinary shares of Qiansui International Group Limited (“Qiansui International”) (the “Contributed Shares”). Pursuant to the Contribution Agreement, the Contributors agreed to contribute all of their right, title and interest in and to the Contributed Shares to Tancheng Group (the “Contribution”). On March 20, 2023, the Contribution was completed. As a result of the Contribution, Qiansui International became the wholly-owned subsidiary of Tancheng Group. The assets and liabilities of the acquired entity, Qiansui International, have been brought forward at their book value and no goodwill has been recognized. A Form 8-K is filed on March 24, 2023 which contains the financial information of Qiansui International.

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

The Company operates through its wholly-owned PRC subsidiary Qiansui Media and the principal activity is the sale of self-designed ornament and adornment products in the PRC.

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

The Company incurred loss of $288,160 and had net cash used in operating activities of $586,597 for the year ended December 31, 2024. As of December 31, 2024, the Company had net current liability of $1,550,909 and an accumulated deficit of $1,701,386. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	The Company will obtain financial support from the related parties.
-	In 2024, management has strategically focused on selling high-margin product, resulting in improved gross profit and operating cash flows. Management anticipates that this trend will continue to enhance overall profitability, positively impacting the Company’s financial health by generating sustainable operating cash flows and supporting future growth.

The board of directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the year ended December 31, 2024.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank deposited in bank accounts in mainland China at December 31, 2024 and 2023. Cash balance in bank accounts in mainland China are insured by the People’s Bank of China Financial Stability Department (“FSD”) where there is a RMB500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As a result, the amounts not covered by FSD were $25,931 and $338,875 as of December 31, 2024 and 2023, respectively.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery or service being rendered.

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of December 31, 2024, and 2023, the balance of advance from customers was $51,237 and $142,889, respectively. For the year ended December 31, 2024, $142,889 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2023.

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

The exchange rates utilized as follows:

	2024	2023
Year-end RMB exchange rate	7.30	7.10
Annual average RMB exchange rate	7.19	7.07

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

(j) Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, other receivables, accounts payable, and other payables and accruals. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

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

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of December 31, 2024 and 2023, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the years ended December 31, 2024 and 2023, revenue amounting to $168,296 and $1,969,094 were generated from third parties, respectively; and $334,254 and $ nil were generated from a related party (see Note 7), respectively.

Details of customer who accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2024 and 2023 are as follows:

	For the years ended December 31,
	2024		2023
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	-%	$214,114	10.9%
Customer B	74,727	14.9%	100,728	5.1%
Customer C	334,254	66.5%	–	-%
	$408,981	81.4%	$314,842	16.0%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the years ended December 31, 2024 and 2023 are as follows:

	For the years ended December 31,
	2024		2023
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$444,641	100.0%	$2,395,315	99.6%

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

In November 2023, the FASB issued ASU No.2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). This ASU primarily requires incremental disclosures of disaggregate expense information about a company’s reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

3.	INVENTORIES

	As of December 31,
	2024	2023
Ornament and adornment products	$1,303,273	$1,252,150

No impairment provision for obsolete inventories was recorded for the years ended December 31, 2024 and 2023.

4.	ADVANCE TO SUPPLIERS

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

Depreciation of a motor vehicle is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation expense recorded for the year ended December 31, 2024 and 2023 was $26,748 and $18,143, respectively.

As of December 31, 2024 net book value of a motor vehicle was $94,766.

6.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the years ended December 31, 2024 and 2023.

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

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the years ended December 31, 2024 and 2023 is as follows:

	For the years ended December 31,
	2024	2023
Loss before tax	$(288,160)	$(289,666)
Tax expense (benefit) calculated at statutory tax rate	25%	25%
Computed expected benefits	(72,040)	(72,417)
Non-deductible expenses	40,722	–
Change in valuation allowance	29,691	72,417
Tax effect on tax losses expired	1,627	–
Income tax expense	$–	$–

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

As of December 31, 2024 and 2023, the Company had deferred tax assets of $252,874 and $229,999 using the PRC statutory rate of 25%, respectively. As management of the Company believes that it is more likely than not that the benefit from the loss carried forwards will not be realized, the Company recorded a full valuation allowance of $(252,874) and $(229,999) for the years ended December 31, 2024 and 2023, respectively. There were no deferred tax liabilities as of December 31, 2024 and 2023.

As of December 31, 2024, net operating tax loss carried forward in the PRC was expected to expire as follows:

As of December 31,	Tax loss carried forward
2025	$3,425
2026	1,288
2027	853,026
2028	30,349
2029	123,408
$1,011,496

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% until May 2023. Beginning June 2023, the Company was no longer qualified as a small-scale VAT payer and was subject to the normal VAT rate of 13% for the year ended December 31, 2024.

7.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of December 31, 2024 and 2023:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions as of and for the years ended December 31, 2024 and 2023 are as follows:

Amounts due from a related party:

	As of December 31,
	2024	2023
Shanxi Xiliu Catering Management Co., Ltd	$–	$1,695,750

Amounts due from Shanxi Xiliu Catering Management Co., Ltd represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. On June 30, 2024, the Company, Shanxi Xiliu and Jiaocheng Xinmu made an arrangement to legally offset the Company’s receivable from Shanxi Xiliu with the payable to Jiaocheng Xinmu in the amount of $1,695,750 (the “Netting Arrangement”). The amount due from Shanxi Xiliu was fully settled after the Netting Arrangement.

Amounts due to related parties:

		As of December 31,
		2024	2023
Yu Yang	(a)	$441,151	$278,303
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,346,889	4,109,535
Taiyuan Tuohang Logistics Co., Ltd	(c)	117,324	–
		$2,905,364	$4,387,838

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the years ended December 31, 2024 and 2023, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $162,970 and $258,311, respectively

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. From time to time during the year ended December 31, 2023, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Jiaocheng Xinmu made advance to the Company amounting to a total of $1,035,090 and the Company had repaid $273,077 to Jiaocheng Xinmu. During the year ended December 31, 2024, there was no advance or repayment made between the Company and Jiaocheng Xinmu. On June 30, 2024, the Company, Shanxi Xiliu and Jiaocheng Xinmu made the Netting Arrangement to offset the related party receivable and payable balances. The amount due to Jiaocheng Xinmu was reduced to $2,346,889 after the Netting Arrangement.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd represent payments made on behalf of the Company for operational purposes.

Related party transactions:

During the years ended December 31, 2024 and 2023, there were advances, payments and settlements made between the related parties and the Company as described above. In addition, during the year ended December 31, 2024, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $334,254.

8.	EQUITY

Authorized Shares

As of December 31, 2024 and 2023, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of December 31, 2024 and 2023, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the years ended December 31, 2024 and 2023.

9.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital from the original balance of $16,750 under shareholders’ equity. As of December 31, 2024 and 2023, the Company’s additional paid in capital was $162,864.

10.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of December 31, 2024 and 2023, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

11.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2024 to the date the consolidated financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yang and Chief Financial Officer, Ms. Zhang of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

 Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was not effective.

The Company has identified the following control deficiencies that constituted material weaknesses:

·	The Company did not have an adequate internal control structure or adequate oversight over financial reporting. The Company had only a sole director and executive officer before October 12, 2023. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the board of directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

·	The Company lacks appropriate information technology controls – As of December 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2024, but was not reported.

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, gender and position of our current executive officers and directors as of the date of this Annual Report. The address of our executive officers and directors is c/o 7th Floor, Jincheng International, Jiujinci Road, Wanbailin District, Taiyuan City, Shanxi Province, P.R. China 030024.

NAME	AGE	GENDER	POSITION
Yu Yang	41	Male	President, Treasurer, and Director (Principal Executive Officer)

Caixia Zhang	64	Female	Chief Financial Officer (Principal Financial and Accounting Officer)

Ping Li	34	Female	Secretary

Longjiao Li	36	Female	Director

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

We believe that Mr. Yu Yang. and Ms. Longjiao Li are qualified to serve on our board based on his substantial experience with business management.

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

Board Composition

The board is currently composed of two members, Mr. Yang and Ms. Li.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Ethics and Business Conduct has been filed as an Exhibit to a current report on Form 8-K filed with the SEC on March 24, 2023 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2024, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver a current report on Form 8-K.

Insider Trading Policy

Effective March 12, 2025, we adopted a new insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this report.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2024, except that one Form 3, covering one transaction, was filed late by our Secretary Ping Li and one Form 3, covering one transaction, was filed late by our director Longjiao Li.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during fiscal year ended December 31, 2024, and the 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Yu Yang	2024	8,344	–	–	–	–	–	8,344
Chief Executive Officer, President and Treasurer	2023	–	–	–	–	–	–	–

Caixia Zhang	2024	–	–	–	–	–	–	–
Chief Financial Officer	2023	–	–	–	–	–	–	–

The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards as of December 31, 2024.

Compensation of Directors

For the fiscal year ended December 31, 2024, the aggregate cash compensation and benefits that we paid to our executive officers was approximately RMB60,000 ($8,344), and we did not pay any compensation separately to our employee directors for their services as directors of the Company and its subsidiaries. None of our directors or executive officers received any equity awards, including options, restricted shares or other equity incentives in the year ended December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 26, 2025 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The table below sets forth the related parties and their relationships with the Company as of December 31, 2024 and 2023:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions as of and for the years ended December 31, 2024 and 2023 are as follows:

Amounts due from a related party:

	As of December 31,
	2024	2023
Shanxi Xiliu Catering Management Co., Ltd	$–	$1,695,750

Amounts due from Shanxi Xiliu Catering Management Co., Ltd represents business advances for operational purposes. The balance is unsecured, non-interest bearing and repayable on demand. On June 30, 2024, the Company, Shanxi Xiliu and Jiaocheng Xinmu made an arrangement to legally offset the Company’s receivable from Shanxi Xiliu with the payable to Jiaocheng Xinmu in the amount of $1,695,750 (the “Netting Arrangement”). The amount due from Shanxi Xiliu was fully settled after the Netting Arrangement.

Amounts due to related parties:

		As of December 31,
		2024	2023
Yu Yang	(a)	$441,151	$278,303
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,346,889	4,109,535
Taiyuan Tuohang Logistics Co., Ltd	(c)	117,324	–
		$2,905,364	$4,387,838

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the years ended December 31, 2024 and 2023, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $162,970 and $258,311, respectively

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. From time to time during the year ended December 31, 2023, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Jiaocheng Xinmu made advance to the Company amounting to a total of $1,035,090 and the Company had repaid $273,077 to Jiaocheng Xinmu. During the year ended December 31, 2024, there was no advance or repayment made between the Company and Jiaocheng Xinmu. On June 30, 2024, the Company, Shanxi Xiliu and Jiaocheng Xinmu made the Netting Arrangement to offset the related party receivable and payable balances. The amount due to Jiaocheng Xinmu was reduced to $2,346,889 after the Netting Arrangement.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd represent payments made on behalf of the Company for operational purposes.

Related party transactions:

During the years ended December 31, 2024 and 2023, there were advances, payments and settlements made between the related parties and the Company as described above. In addition, during the year ended December 31, 2024, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $334,254.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table sets forth fees billed or accrued by our independent registered public accountants for the fiscal years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Audit Fees	$90,000	$78,000
Audit Related Fees	–	–
Tax Fees	–	–
All other fees	–	–
Total	$90,000	$78,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our financial statements for the fiscal year ended December 31, 2024.

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

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 14, 2018)

3.2	Certificate of Amendment to Articles of Incorporation of the registrant filed with the Secretary of State of State of Nevada on October 17, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2022)

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on April 11, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2023)

3.4	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 14, 2018)

4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1	Stock Purchase Agreement by and between Olegas Tunevicius and Shanxi Qiansui Tancheng Culture Media Co., Ltd., dated August 31, 2022 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2022)

10.2	Contribution Agreement, dated March 14, 2023, among Zhan Jue Cheng Limited, Zhang Caixia Limited, and the registrant. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 24, 2023)

19.1	Insider Trading Policy

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2025
TANCHENG GROUP CO., LTD.

	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer
(Principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu Yang	Director, President, Treasurer, Chief Executive Officer	March 26, 2025
Yu Yang	(principal executive officer )

/s/ Caixia Zhang	Chief Financial Officer	March 26, 2025
Caixia Zhang	(principal financial and accounting officer)

/s/ Longjiao Li	Director	March 26, 2025
Longjiao Li

