Form 10-Q
period 2025-03-31
TANCHENG GROUP CO., LTD.
filed 2025-05-13
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:4,381,550 shares as of May 13, 2025.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$19,836	$100,653
Other receivables	–	253
Inventories	1,340,671	1,303,273
Advance to suppliers	48,618	74,958
Total current assets	1,409,125	1,479,137

Non-current assets:
Motor vehicle	88,650	94,766
Total non-current assets	88,650	94,766
Total assets	$1,497,775	$1,573,903

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$–	$61,265
Other payables and accruals	10,900	12,180
Advance from customers	20,797	51,237
Amounts due to related parties	3,049,927	2,905,364
Total current liabilities	3,081,624	3,030,046
Total liabilities	3,081,624	3,030,046

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of March 31, 2025 and December 31, 2024)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	72,498	77,997
Accumulated deficit	(1,823,593)	(1,701,386)
Total deficit	(1,583,849)	(1,456,143)
Total liabilities and deficit	$1,497,775	$1,573,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three months ended March 31,
	2025	2024
REVENUE	$144,733	$157,625

COST OF REVENUE	(105,221)	(115,949)

GROSS PROFIT	39,512	41,676

Selling and marketing expenses	(6,643)	(6,822)
General and administrative expenses	(155,106)	(142,751)
Total operating expenses	(161,749)	(149,573)

LOSS FROM OPERATIONS	(122,237)	(107,897)

OTHER INCOME	30	105

LOSS BEFORE INCOME TAXES	(122,207)	(107,792)

INCOME TAXES	–	–
NET LOSS	$(122,207)	$(107,792)

Foreign currency translation differences	(5,499)	15,786
TOTAL COMPREHENSIVE LOSS	$(127,706)	$(92,006)

Loss per share:
Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2024	4,381,550	$4,382	$162,864	$50,681	$(1,413,226)	$(1,195,299)
Net loss for the period	–	–	–	–	(107,792)	(107,792)
Other comprehensive income	–	–	–	15,786	–	15,786
Balance at March 31, 2024	4,381,550	$4,382	$162,864	$66,467	$(1,521,018)	$(1,287,305)

Balance at January 1, 2025	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)
Net loss for the period	–	–	–	–	(122,207)	(122,207)
Other comprehensive loss	–	–	–	(5,499)	–	(5,499)
Balance at March 31, 2025	4,381,550	$4,382	$162,864	$72,498	$(1,823,593)	$(1,583,849)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(122,207)	$(107,792)
Adjustment for:
Depreciation	6,611	6,703
Changes in operating assets and liabilities:
Other receivables	254	–
Inventories	(30,380)	(9,018)
Advance to suppliers	26,692	(33,859)
Accounts payable	(61,482)	(124,393)
Other payables and accruals	(1,343)	846
Advance from customers	(30,658)	(141,369)
Cash used in operating activities	(212,513)	(408,882)

Cash flows from financing activities:
Amounts due to related parties	131,306	88,623
Cash provided by financing activities	131,306	88,623

Effect of exchange rate changes on cash and cash equivalents	390	(4,950)

Net decrease in cash and cash equivalents	(80,817)	(325,209)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$19,836	$86,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024 (UNAUDITED)

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

The Company incurred net loss of $122,207 and had net cash used in operating activities of $212,513 for the three months ended March 31, 2025. As of March 31, 2025, the Company had net current liability of $1,672,499 and an accumulated deficit of $1,823,593. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	The Company will obtain financial support from the related parties.
-	Since 2024, management has strategically focused on selling high-margin product, resulting in improved gross profit and operating cash flows. Management anticipates that this trend will continue to enhance overall profitability, positively impacting the Company’s financial health by generating sustainable operating cash flows and supporting future growth.

The board of directors believes the Company has adequate financial resources to continue in operational existence for at least 12 months from the date of the release of these condensed consolidated financial statements. Accordingly, the going concern basis of accounting continues to be used in preparing the condensed consolidated financial statements for the three months ended March 31, 2025.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash deposited in bank accounts in mainland China at March 31, 2025 and December 31, 2024. Cash balance in bank accounts in mainland China are insured by the People’s Bank of China Financial Stability Department (“FSD”) where there is a RMB500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As a result, the amounts not covered by FSD were $nil and $25,931 as of March 31, 2025 and December 31, 2024, respectively.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of March 31, 2025 and December 31, 2024, the balance of advance from customers was $20,797 and $51,237, respectively. For the three months ended March 31, 2025 and 2024, $51,237 and $141,369 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2024 and 2023.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

(g) Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates for the reporting period and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the year are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations.

The exchange rates utilized as follows:

	March 31, 2025	March 31, 2024
Period-end RMB exchange rate	7.26	7.22
Annual average RMB exchange rate	7.27	7.17

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

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of March 31, 2025 and December 31, 2024, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three months ended March 31, 2025, revenue amounting to $46,184 and $$98,549 was generated from third parties and a related party (Note 6), respectively. During the three months ended March 31, 2024, all revenue was generated from third parties.

Details of customer who accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2025 and 2024 are as follows:

	For the three months ended March 31,
	2025		2024
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–%	74,908	47.5%
Customer B	–	–%	25,969	16.5%
Customer C	98,549	68.1%	–	–%
	98,549	68.1%	100,877	64.0%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three months ended March 31, 2025 and 2024 are as follows:

	For the three months ended March 31,
	2025		2024
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$150,988	100%	$122,912	100.0%

(n) Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 as of January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

3.	INVENTORIES

	March 31, 2025	December 31, 2024
Ornament and adornment products	$1,340,671	$1,303,273

No impairment provision for obsolete inventories was recorded for the three months ended March 31, 2025 and 2024.

4.	MOTOR VEHICLE

	March 31, 2025	December 31, 2024
Motor vehicle	$139,423	$138,682
Less: Accumulated depreciation	(50,773)	(43,916)
Net book value	$88,650	$94,766

Depreciation expense recorded for this motor vehicle for the three months ended March 31, 2025 and 2024 was $6,611 and $6,703, respectively.

5.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three months ended March 31, 2025 and 2024.

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

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three months ended March 31, 2025 and 2024 is as follows:

	For the three months ended March 31,
	2025	2024
Loss before tax	$(122,207)	$(107,792)
PRC statutory income tax rate	25%	25%
Provision for income taxes	(30,552)	(26,948)
Non-taxable income	–	–
Non-deductible expenses	23,324	22,156
Change in valuation allowance	6,369	3,161
Tax effect on tax losses expired	859	1,631
Income tax expense	$–	$–

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

As of March 31, 2025 and December 31, 2024, the Company’s deferred tax assets solely represent the tax loss carried forward using the PRC statutory rate of 25%. As management of the Company believes that it is more likely than not that the benefit from the tax loss carried forwards will not be realized, the Company recorded a full valuation allowance for all the reporting periods. There were no deferred tax liabilities as of March 31, 2025 and December 31, 2024.

(b)  Value Added Tax (“VAT”)

The Company was subject to the normal VAT rate of 13% for the three months ended March 31, 2025 and 2024.

6.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of March 31, 2025 and December 31, 2024:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions are as follows:

Amounts due to related parties:

		March 31, 2025	December 31, 2024
Yu Yang	(a)	$534,469	$441,151
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,359,428	2,346,889
Taiyuan Tuohang Logistics Co., Ltd	(c)	156,030	117,324
		$3,049,927	$2,905,364

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the three months ended March 31, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $93,295 and $88,623, respectively.

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. Apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, during the three months ended March 31, 2025 and 2024, there was no transactions incurred between the Company and Jiaocheng Xinmu Trade Co., Ltd.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd represent payments made on behalf of the Company for operational purposes. During the three months ended March 31, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, Taiyuan Tuohang Logistics Co., Ltd had paid the operation and adminstartion expenses on behalf of the Company in an aggregate amount of $37,312 and $nil, respectively

Related party transactions:

During the three months ended March 31, 2025 and 2024, there were expenses paid on behalf by the related parties as described above. In addition, during the three months ended March 31, 2025, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $98,549.

7.	EQUITY

Authorized Shares

As of March 31, 2025 and December 31, 2024, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of March 31, 2025 and December 31, 2024, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the three months ended March 31, 2025 and 2024.

8.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of March 31, 2025 and December 31, 2024, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these condensed consolidated financial statements.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2025 to the date of the release of these condensed consolidated financial statements and has determined that there are no items to disclose.

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

Results of Operations

Comparison for The Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024.

	2025	2024	Increase (Decrease)
Revenue	$144,733	$157,625	$(12,892)
Cost of revenue	(105,221)	(115,949)	(10,728)
Gross profit	39,512	41,676	(2,164)
Selling and marketing expenses	(6,643)	(6,822)	(179)
General and administrative expenses	(155,106)	(142,751)	12,355
Loss from operations	(122,237)	(107,897)	14,340
Other income	30	105	(75)
Net loss	$(122,207)	$(107,792)	$14,415

Revenue

We generated $144,733 in revenue for the three months ended March 31, 2025 compared to $157,625 for the three months ended March 31, 2024, representing a decrease in revenue of $12,892 or 8.2% compared to the first quarter 2024. The decrease was mainly due to the decrease in quantity sold by 10.2% from 492 pieces of ornament and adornment products sold during the first quarter of 2024 to 442 pieces of ornament and adornment products sold during the first quarter of 2025. Since 2024, we have been experienced intensified competition, resulting in increased price sensitivity among customers. Our competitors’ pricing strategies and promotional activities contributed to downward pressure on the quantity sold.

Cost of Revenue

Cost of revenue was $105,221 for the three months ended March 31, 2025 compared to $115,949 for the three months ended March 31, 2024. Cost of revenue mainly consists of the cost of products sold and labor cost. The decrease in cost of revenue by $10,728 or 9.3% was mainly due to a decline in the volume of products sold, as reflected in the decrease in revenue.

Gross profit

Gross profit for the three months ended March 31, 2025 was $39,512 compared with $41,676 for the three months ended March 31, 2024. As a percentage of revenue, our gross margin slightly increased from 26.4% for the first quarter 2024 to 27.3% for the first quarter 2025, primarily because the decrease in the cost of revenue was greater than the reduction in revenue.

Operating Expenses

General and administrative expenses

By far the most significant component of our operating expenses for both the three months ended March 31, 2025 and 2024 was general and administrative expenses in the amount of $155,106 and $142,751, respectively. The increase of $12,355 or 8.7% was mainly due to price inflation. In the first quarter 2025, we had successfully maintained our cost structure.

Net Loss

We reported a net loss of $122,207 for the three months ended March 31, 2025 compared to a net loss of $107,792 for the three months ended March 31, 2024. Although we operated at a loss, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	March 31, 2025	December 31, 2024
Working capital:
Total current assets	$1,409,125	$1,479,137
Total current liabilities	(3,081,624)	(3,030,046)
Working capital deficiency	$(1,672,499)	$(1,550,909)

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

As of March 31, 2025, we had cash and cash equivalents of $19,836. The following table provides detailed information about our net cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Cash flows:
Net cash used in operating activities	$(212,513)	$(408,882)
Net cash provided by financing activities	131,306	88,623
Effect of exchange rate changes on cash and cash equivalents	390	(4,950)
Net decrease in cash and cash equivalents	(80,817)	(325,209)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$19,836	$86,945

Operating Activities

Net cash used in operating activities was $(212,513) for the three months ended March 31, 2025. The difference between our net loss of $(122,207) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $6,611 and the cash used in operating assets and liabilities in an aggregate amount of $(96,917).

The cash used in operating assets and liabilities was mainly attributable to (i) a decrease in accounts payables of $(61,482) due to fewer purchases from our vendors and (ii) a decrease in advance from customers of $(30,658) due to fewer unfulfilled sales orders, offset with (iii) a decrease in advance to suppliers of $26,692 due to fewer purchase made from suppliers.

Financing Activities

Net cash generated from financing activities was $131,306 for the three months ended March 31, 2025, which was attributable to the funds from related parties to support our business operations.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of March 31, 2025 and December 31, 2024, the balance of advance from customers was $20,797 and $51,237, respectively. For the three months ended March 31, 2025 and 2024, $51,237 and $141,369 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2024 and 2023.

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

Recent accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 as of January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: May 13, 2025	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

