Form 10-Q
period 2025-06-30
TANCHENG GROUP CO., LTD.
filed 2025-08-14
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of August 14th, 2025.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$17,444	$100,653
Other receivables	101	253
Inventories	1,360,526	1,303,273
Advance to suppliers	70,853	74,958
Total current assets	1,448,924	1,479,137

Non-current assets:
Motor vehicle	83,136	94,766
Total non-current assets	83,136	94,766
Total assets	$1,532,060	$1,573,903

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$–	$61,265
Other payables and accruals	11,698	12,180
Advance from customers	58,628	51,237
Amounts due to related parties	3,145,651	2,905,364
Total current liabilities	3,215,977	3,030,046
Total liabilities	3,215,977	3,030,046

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of June 30, 2025 and December 31, 2024)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	57,587	77,997
Accumulated deficit	(1,908,750)	(1,701,386)
Total deficit	(1,683,917)	(1,456,143)
Total liabilities and deficit	$1,532,060	$1,573,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUE	$19,097	$244	$163,830	$157,135

COST OF REVENUE	(15,660)	(2,101)	(120,881)	(117,519)

GROSS PROFIT (LOSS)	3,437	(1,857)	42,949	39,616

Selling and marketing expenses	(6,836)	(6,764)	(13,479)	(13,586)
General and administrative expenses	(81,760)	(84,545)	(236,866)	(227,093)
Total operating expenses	(88,596)	(91,309)	(250,345)	(240,679)

LOSS FROM OPERATIONS	(85,159)	(93,166)	(207,396)	(201,063)

OTHER INCOME	2	3	32	108

LOSS BEFORE INCOME TAXES	(85,157)	(93,163)	(207,364)	(200,955)

INCOME TAXES	–	–	–	–
NET LOSS	$(85,157)	$(93,163)	$(207,364)	$(200,955)

Foreign currency translation differences	$(14,911)	$6,425	$(20,410)	$22,211
TOTAL COMPREHENSIVE LOSS	$(100,068)	$(86,738)	$(227,774)	$(178,744)

Loss per share:
Basic and Diluted	$(0.019)	$(0.021)	$(0.047)	$(0.046)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2024	4,381,550	$4,382	$162,864	$50,681	$(1,413,226)	$(1,195,299)
Net loss for the period	–	–	–	–	(200,955)	(200,955)
Other comprehensive income	–	–	–	22,211	–	22,211
Balance at June 30, 2024	4,381,550	$4,382	$162,864	$72,892	$(1,614,181)	$(1,374,043)

Balance at January 1, 2025	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)
Net loss for the period	–	–	–	–	(207,364)	(207,364)
Other comprehensive loss	–	–	–	(20,410)	–	(20,410)
Balance at June 30, 2025	4,381,550	$4,382	$162,864	$57,587	$(1,908,750)	$(1,683,917)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(207,364)	$(200,955)
Adjustment for:
Depreciation	13,260	13,344
Changes in operating assets and liabilities:
Other receivables	156	(289)
Inventories	(32,178)	(8,713)
Advance to suppliers	5,457	(48,603)
Accounts payable	(61,663)	(151,230)
Other payables and accruals	(704)	(1,322)
Advance from customers	6,343	(140,016)
Cash used in operating activities	(276,693)	(537,784)

Cash flows from financing activities:
Amounts due to related parties	192,617	156,647
Cash provided by financing activities	192,617	156,647

Effect of exchange rate changes on cash and cash equivalents	867	(6,490)

Net decrease in cash and cash equivalents	(83,209)	(387,627)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$17,444	$24,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024 (UNAUDITED)

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

The Company incurred net loss of $207,364 and had net cash used in operating activities of $276,693 for the six months ended June 30, 2025. As of June 30, 2025, the Company had net current liability of $1,767,053 and an accumulated deficit of $1,908,750. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

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

The board of directors believes the Company has adequate financial resources to continue in operational existence for at least 12 months from the date of the release of these condensed consolidated financial statements. Accordingly, the going concern basis of accounting continues to be used in preparing the condensed consolidated financial statements for the six months ended June 30, 2025.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash deposited in bank accounts in mainland China at June 30, 2025 and December 31, 2024. Cash balance in bank accounts in mainland China are insured by the People’s Bank of China Financial Stability Department (“FSD”) where there is a RMB500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As a result, the amounts not covered by FSD were $nil and $25,931 as of June 30, 2025 and December 31, 2024, respectively.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of June 30, 2025 and December 31, 2024, the balance of advance from customers was $58,628 and $51,237, respectively. For the three and six months ended June 30, 2025 and 2024, $nil, $nil, $51,237 and $142,889 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2024 and 2023, respectively.

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

The exchange rates utilized as follows:

	June 30, 2025	June 30, 2024
Period-end RMB exchange rate	7.16	7.27
Annual average RMB exchange rate	7.25	7.21

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

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of June 30, 2025 and December 31, 2024, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three and six months ended June 30, 2025, revenue amounting to $7,824 and $54,008 was generated from third parties; and $11,273 and $109,822 was generated from a related party (Note 6), respectively. During the three and six months ended June 30, 2024, all revenue was generated from third parties.

Details of customer who accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the three months ended June 30,
	2025		2024
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–%	$122	50%
Customer B	–	–%	122	50%
Customer D	11,273	59%	–	–%
Customer E	3,686	19%	–	–%
Customer F	3,793	20%	–	–%
	$18,752	98%	$244	100%

	For the six months ended June 30,
	2025		2024
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–%	$74,558	47%
Customer B	–	–%	25,847	16%
Customer C	–	–%	19,646	13%
Customer D	109,822	67%	–	–%
	$109,822	67%	$120,051	76%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the three months ended June 30,
	2025		2024
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$17,654	100%	$–	–%

	For the six months ended June 30,
	2025		2024
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$168,642	100%	$122,338	100.0%

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

3.	INVENTORIES

	June 30, 2025	December 31, 2024
Ornament and adornment products	$1,360,526	$1,303,273

No impairment provision for obsolete inventories was recorded for the three and six months ended June 30, 2025 and 2024.

4.	MOTOR VEHICLE

	June 30, 2025	December 31, 2024
Motor vehicle	$141,308	$138,682
Less: Accumulated depreciation	(58,172)	(43,916)
Net book value	$83,136	$94,766

Depreciation expense recorded for this motor vehicle for the three and six months ended June 30, 2025 and 2024 was $6,649, $6,641, $13,260 and $13,344, respectively.

5.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three and six months ended June 30, 2025 and 2024.

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

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the three months ended June 30,
	2025	2024
Loss before tax	$(85,157)	$(93,163)
PRC statutory income tax rate	25%	25%
Provision for income taxes	(21,289)	(23,291)
Non-taxable income	–	–
Non-deductible expenses	6,003	6,929
Change in valuation allowance	15,286	16,362
Tax effect on tax losses expired	–	–
Income tax expense	$–	$–

	For the six months ended June 30,
	2025	2024
Loss before tax	$(207,364)	$(200,955)
PRC statutory income tax rate	25%	25%
Provision for income taxes	(51,841)	(50,239)
Non-taxable income	–	–
Non-deductible expenses	29,327	29,085
Change in valuation allowance	21,655	19,523
Tax effect on tax losses expired	859	1,631
Income tax expense	$–	$–

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

As of June 30, 2025 and December 31, 2024, the Company’s deferred tax assets solely represent the tax loss carried forward using the PRC statutory rate of 25%. As management of the Company believes that it is more likely than not that the benefit from the tax loss carried forwards will not be realized, the Company recorded a full valuation allowance for all the reporting periods. There were no deferred tax liabilities as of June 30, 2025 and December 31, 2024.

(b)  Value Added Tax (“VAT”)

The Company was subject to the normal VAT rate of 13% for the three and six months ended June 30, 2025 and 2024.

6.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of June 30, 2025 and December 31, 2024:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang

The related party balances and transactions are as follows:

Amounts due to related parties:

		June 30, 2025	December 31, 2024
Yu Yang	(a)	$558,538	$441,151
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,391,326	2,346,889
Taiyuan Tuohang Logistics Co., Ltd	(c)	195,787	117,324
		$3,145,651	$2,905,364

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the three and six months ended June 30, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $24,011, $27,748, $117,306 and $116,370, respectively.

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. Apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, during the three and six months ended June 30, 2025, there was no transactions incurred between the Company and Jiaocheng Xinmu Trade Co., Ltd. On June 30, 2024, the Company, Shanxi Xiliu and Jiaocheng Xinmu made an arrangement to legally offset the Company’s receivable from Shanxi Xiliu with the payable to Jiaocheng Xinmu in the amount of $1,695,750 (the “Netting Arrangement”).

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd represent payments made on behalf of the Company for operational purposes. During the three and six months ended June 30, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, Taiyuan Tuohang Logistics Co., Ltd had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $37,999, $nil, $75,311 and $39,944, respectively

Related party transactions:

During the three and six months ended June 30, 2025 and 2024, there were expenses paid on behalf by the related parties as described above. In addition, during the three and six months ended June 30, 2025, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $11,273 and $109,822, respectively.

7.	EQUITY

Authorized Shares

As of June 30, 2025 and December 31, 2024, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of June 30, 2025 and December 31, 2024, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the three and six months ended June 30, 2025 and 2024.

8.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of June 30, 2025 and December 31, 2024, the paid-up statutory reserve was $nil.

(b) Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

9. SEGMENT INFORMATION

The Company operates in Mainland China. Due to the integrated structure of the Company’s business, the Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews operations and financial performance on an aggregate basis at a consolidated level for the purposes of allocating resources and to make business decisions.

The following table provides information about the Company’s segment:

	For the three months ended June 30,
	2025	2024
Segment revenue	$19,097	$244
Less:
Cost of inventories	(13,824)	(262)
Salaries and related costs	(37,910)	(37,631)
Depreciation	(6,649)	(6,641)
Legal and professional fees	(44,358)	(47,048)
Other segment items	(1,515)	(1,828)
Segment loss	(85,159)	(93,166)
Reconciliation:
Other operating expenses	2	3
Net loss	$(85,157)	$(93,163)

	For the six months ended June 30,
	2025	2024
Segment revenue	$163,830	$157,135
Less:
Cost of inventories	(117,062)	(113,625)
Salaries and related costs	(74,162)	(75,939)
Depreciation	(13,260)	(13,344)
Legal and professional fees	(164,481)	(152,746)
Other segment items	(2,261)	(2,544)
Segment loss	(207,396)	(201,063)
Reconciliation:
Other operating expenses	32	108
Net loss	$(207,364)	$(200,955)

10.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these condensed consolidated financial statements.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2025 to the date of the release of these condensed consolidated financial statements and has determined that there are no items to disclose.

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

Results of Operations

Comparison for The Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024.

	2025	2024	Increase/ Decrease
Revenue	$19,097	$244	$18,853
Cost of revenue	(15,660)	(2,101)	(13,559)
Gross profit (loss)	3,437	(1,857)	5,294
Selling and marketing expenses	(6,836)	(6,764)	(72)
General and administrative expenses	(81,760)	(84,545)	2,785
Loss from operations	(85,159)	(93,166)	8,007
Other income	2	3	(1)
Net loss	$(85,157)	$(93,163)	$8,006

Revenue

We generated $19,097 in revenue for the three months ended June 30, 2025 compared to $244 for the three months ended June 30, 2024, representing an increase in revenue of $18,853 or 7,726.6% compared to the three months ended June 30, 2024. The increase was mainly due to the increase in the quantity of ornament and adornment products sold during the three months ended June 30, 2025. Since 2024, we have been experiencing intensified competition, resulting in increased price sensitivity among our customers. We are redefining and adjusting our business strategy to gain a competitive advantage in the market.

Cost of Revenue

Cost of revenue was $15,660 for the three months ended June 30, 2025 compared to $2,101 for the three months ended June 30, 2024. Cost of revenue mainly consists of the cost of products sold and labor costs. The increase in cost of revenue by $13,559 or 645.4% was mainly due to an increase in the volume of products sold, as reflected in the increase in revenue.

Gross profit

Gross profit for the three months ended June 30, 2025 was $3,437 compared with a gross loss of $(1,857) for the three months ended June 30, 2024. As a percentage of revenue, our gross margin increased from a gross loss of (761.1)% for the three months ended June 30, 2024 to a gross profit of 18.0% for the three months ended June 30, 2025, primarily because the increase in revenue was able to cover the fixed overhead costs included in cost of revenue.

Operating Expenses

General and administrative expenses

By far the most significant component of our operating expenses for both the three months ended June 30, 2025 and 2024 was general and administrative expenses in the amount of $81,760 and $84,545, respectively. The decrease of $2,785 or 3.3% was mainly due to our success in maintaining our cost structure.

Net Loss

We reported a net loss of $85,157 for the three months ended June 30, 2025 compared to a net loss of $93,163 for the three months ended June 30, 2024. Although we operated at a loss, we expect to see a positive trend in our future results.

Comparison for The Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended March 31, 2025 and 2024.

	2025	2024	Increase/ Decrease
Revenue	$163,830	$157,135	$6,695
Cost of revenue	(120,881)	(117,519)	(3,362)
Gross profit	42,949	39,616	3,333
Selling and marketing expenses	(13,479)	(13,586)	107
General and administrative expenses	(236,866)	(227,093)	(9,773)
Loss from operations	(207,396)	(201,063)	(6,333)
Other income	32	108	(76)
Net loss	$(207,364)	$(200,955)	$(6,409)

Revenue

We generated $163,830 in revenue for the six months ended June 30, 2025 compared to $157,135 for the six months ended June 30, 2024, representing an increase in revenue of $6,695 or 4.3% compared to the first half of year 2024. The increase was mainly due to the increase in the quantity of ornament and adornment products sold during the six months ended June 30, 2025. Since 2024, we have been experiencing intensified competition, resulting in increased price sensitivity among our customers. We are redefining and adjusting our business strategy to gain a competitive advantage in the market.

Cost of Revenue

Cost of revenue was $120,881 for the six months ended June 30, 2025 compared to $117,519 for the six months ended June 30, 2025. Cost of revenue mainly consists of the cost of products sold and labor costs. The increase in cost of revenue by $3,362 or 2.9% was in line with the increase in revenue.

Gross profit

Gross profit for the six months ended June 30, 2025 was $42,949 compared with $39,616 for the six months ended June 30, 2024. As a percentage of revenue, our gross margin slightly increased from a gross profit of 25.2% for the first half of year 2024 to 26.2% for first half of year 2025, primarily because of the increase in the cost of revenue was less than the increase in revenue.

Operating Expenses

General and administrative expenses

By far the most significant component of our operating expenses for both the six months ended June 30, 2025 and 2024 was general and administrative expenses in the amount of $236,866 and $227,093, respectively. The increase of $9,773 or 4.3% was mainly due to our success in maintaining our cost structure.

Net Loss

We reported a net loss of $207,364 for the six months ended June 30, 2025 compared to a net loss of $200,955 for the six months ended June 30, 2024. Although we operated at a loss, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	June 30, 2025	December 31, 2024
Working capital:
Total current assets	$1,448,924	$1,479,137
Total current liabilities	(3,215,977)	(3,030,046)
Working capital deficiency	$(1,767,053)	$(1,550,909)

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

As of June 30, 2025, we had cash and cash equivalents of $17,444. The following table provides detailed information about our net cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Cash flows:
Net cash used in operating activities	$(276,693)	$(537,784)
Net cash provided by financing activities	192,617	156,647
Effect of exchange rate changes on cash and cash equivalents	867	(6,490)
Net decrease in cash and cash equivalents	(83,209)	(387,627)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$17,444	$24,527

Operating Activities

Net cash used in operating activities was $(276,693) for the six months ended June 30, 2025. The difference between our net loss of $(207,364) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $13,260 and the cash used in operating assets and liabilities in an aggregate amount of $(82,589).

The cash used in operating assets and liabilities was mainly attributable to (i) an increase in inventories of $(32,178) due to more purchase was made during the first half of year 2025 to maintain sufficient inventories level for future sales and (ii) a decrease in accounts payables of $(61,663) due to our timely payment to settle our vendors’ balance upon the receipt of inventories.

Financing Activities

Net cash generated from financing activities was $192,617 for the six months ended June 30, 2025, which was attributable to the funds from related parties to support our business operations.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of June 30, 2025 and December 31, 2024, the balance of advance from customers was $58,628 and $51,237, respectively. For the three and six months ended June 30, 2025 and 2024, $nil, $nil, $51,237 and $142,889 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2024 and 2023, respectively.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: August 14th, 2025	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

