Form 10-Q
period 2025-09-30
TANCHENG GROUP CO., LTD.
filed 2025-11-14
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of November 14th, 2025.

TABLE OF CONTENTS

		Pages
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

	Signatures	27

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,678	$100,653
Other receivables	1,404	253
Inventories	1,362,986	1,303,273
Advance to suppliers	54,422	74,958
Total current assets	1,443,490	1,479,137

Non-current assets:
Motor vehicle	76,887	94,766
Total non-current assets	76,887	94,766
Total assets	$1,520,377	$1,573,903

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$–	$61,265
Other payables and accruals	11,845	12,180
Advance from customers	2,809	51,237
Amounts due to related parties	3,268,435	2,905,364
Total current liabilities	3,283,089	3,030,046
Total liabilities	3,283,089	3,030,046

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of September 30, 2025 and December 31, 2024)	4,382	4,382
Additional paid in capital	162,864	162,864
Foreign currency translation reserves	50,488	77,997
Accumulated deficit	(1,980,446)	(1,701,386)
Total deficit	(1,762,712)	(1,456,143)
Total liabilities and deficit	$1,520,377	$1,573,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUE	$52,198	$145,764	$216,028	$302,899

COST OF REVENUE	(38,774)	(105,123)	(159,655)	(222,642)

GROSS PROFIT	13,424	40,641	56,373	80,257

Selling and marketing expenses	(6,879)	(7,095)	(20,358)	(20,681)
General and administrative expenses	(78,245)	(87,558)	(315,111)	(314,651)
Total operating expenses	(85,124)	(94,653)	(335,469)	(335,332)

LOSS FROM OPERATIONS	(71,700)	(54,012)	(279,096)	(255,075)

OTHER INCOME	4	71	36	179

LOSS BEFORE INCOME TAXES	(71,696)	(53,941)	(279,060)	(254,896)

INCOME TAXES	–	–	–	–
NET LOSS	$(71,696)	$(53,941)	$(279,060)	$(254,896)

Foreign currency translation differences	$(7,099)	$(35,377)	$(27,509)	$(13,166)
TOTAL COMPREHENSIVE LOSS	$(78,795)	$(89,318)	$(306,569)	$(268,062)

Loss per share:
Basic and Diluted	$(0.016)	$(0.012)	$(0.064)	$(0.058)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at January 1, 2024	4,381,550	$4,382	$162,864	$50,681	$(1,413,226)	$(1,195,299)
Net loss for the period	–	–	–	–	(254,896)	(254,896)
Other comprehensive (loss)	–	–	–	(13,166)	–	(13,166)
Balance at September 30, 2024	4,381,550	$4,382	$162,864	$37,515	$(1,668,122)	$(1,463,361)

Balance at January 1, 2025	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)
Net loss for the period	–	–	–	–	(279,060)	(279,060)
Other comprehensive loss	–	–	–	(27,509)	–	(27,509)
Balance at September 30, 2025	4,381,550	$4,382	$162,864	$50,488	$(1,980,446)	$(1,762,712)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(279,060)	$(254,896)
Adjustment for:
Depreciation	19,978	20,057
Changes in operating assets and liabilities:
Other receivables	(1,129)	(186)
Inventories	(26,625)	(30,378)
Advance to suppliers	22,108	(25,345)
Accounts payable	(61,935)	(10,990)
Other payables and accruals	(632)	(453)
Advance from customers	(49,027)	(140,862)
Cash used in operating activities	(376,322)	(443,053)

Cash flows from financing activities:
Amounts due to related parties	298,904	221,592
Cash provided by financing activities	298,904	221,592

Effect of exchange rate changes on cash and cash equivalents	1,443	(851)

Net decrease in cash and cash equivalents	(75,975)	(222,312)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$24,678	$189,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024 (UNAUDITED)

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

(a) Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The interim consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 3l, 2024 (the Annual Report on Form 10-K) filed with the SEC.

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $279,060 and had net cash used in operating activities of $376,322 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had net current liability of $1,839,599 and an accumulated deficit of $1,980,446. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

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

The board of directors believes the Company has adequate financial resources to continue in operational existence for at least 12 months from the date of the release of these condensed consolidated financial statements. Accordingly, the going concern basis of accounting continues to be used in preparing the condensed consolidated financial statements for the nine months ended September 30, 2025.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash deposited in bank accounts in mainland China at September 30, 2025 and December 31, 2024. Cash balance in bank accounts in mainland China are insured by the People’s Bank of China Financial Stability Department (“FSD”) where there is a RMB500,000 deposit insurance limit for a legal entity’s aggregated balance at each bank. As a result, the amounts not covered by FSD were $nil and $25,931 as of September 30, 2025 and December 31, 2024, respectively.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of September 30, 2025 and December 31, 2024, the balance of advance from customers was $2,809 and $51,237, respectively. For the nine months ended September 30, 2025 and 2024, $51,237 and $142,889 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2024 and 2023, respectively.

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

The exchange rates utilized as follows:

	September 30, 2025	September 30, 2024
Period-end RMB exchange rate	7,12	7.02
Annual average RMB exchange rate	7.22	7.19

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

(m) Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of September 30, 2025 and December 31, 2024, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three and nine months ended September 30, 2025, revenue amounting to $2,689 and $56,697 was generated from third parties; and $49,509 and $159,331 was generated from a related party (Note 6), respectively. During the three and nine months ended September 30, 2024, all revenue was generated from third parties.

Details of customer who accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the three months ended September 30,
	2025		2024
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$49,509	95%	$144,700	99%

	For the nine months ended September 30,
	2025		2024
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$159,331	74%	$144,700	48%
Customer B	–	–%	74,713	25%
Customer C	–	–%	25,901	8%
Customer D	–	–%	19,687	6%
	$159,331	74%	$265,001	87%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the three months ended September 30,
	2025		2024
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$35,312	100%	$140,553	100%

	For the nine months ended September 30,
	2025		2024
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$203,954	100%	$263,145	100%

(n) Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

3.	INVENTORIES

	September 30, 2025	December 31, 2024
Ornament and adornment products	$1,362,986	$1,303,273

No impairment provision for obsolete inventories was recorded for the three and nine months ended September 30, 2025 and 2024.

4.	MOTOR VEHICLE

	September 30, 2025	December 31, 2024
Motor vehicle	$142,163	$138,682
Less: Accumulated depreciation	(65,276)	(43,916)
Net book value	$76,887	$94,766

Depreciation expense recorded for this motor vehicle for the three and nine months ended September 30, 2025 and 2024 was $6,718, $6,713, $19,978 and $20,057, respectively.

5.	INCOME TAXES

(a)  Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the three and nine months ended September 30, 2025 and 2024.

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

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the three months ended September 30,
	2025	2024
Loss before tax	$(71,696)	$(53,941)
PRC statutory income tax rate	25%	25%
Provision for income taxes	(17,924)	(13,485)
Non-deductible expenses	6,107	6,109
Change in valuation allowance	11,810	7,372
Tax effect on tax losses expired	7	4
Income tax expense	$–	$–

	For the nine months ended September 30,
	2025	2024
Loss before tax	$(279,060)	$(254,896)
PRC statutory income tax rate	25%	25%
Provision for income taxes	(69,765)	(63,724)
Non-taxable income	–	–
Non-deductible expenses	35,434	35,194
Change in valuation allowance	33,465	26,895
Tax effect on tax losses expired	866	1,635
Income tax expense	$–	$–

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

As of September 30, 2025 and December 31, 2024, the Company’s deferred tax assets solely represent the tax loss carried forward using the PRC statutory rate of 25%. As management of the Company believes that it is more likely than not that the benefit from the tax loss carried forwards will not be realized, the Company recorded a full valuation allowance for all the reporting periods. There were no deferred tax liabilities as of September 30, 2025 and December 31, 2024.

(b)  Value Added Tax (“VAT”)

The Company was subject to the standard VAT rate of 13% for the three and nine months ended September 30, 2025 and 2024.

6.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of September 30, 2025 and December 31, 2024:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”)	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd (“All Weather”)	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd (“Taiyuan Tuohang”)	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd (“Shanxi Xiliu”)	Controlled by Mr. Yang

The related party balances and transactions are as follows:

Amounts due to related parties:

		September 30, 2025	December 31, 2024
Yu Yang	(a)	$582,992	$441,151
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,449,337	2,346,889
Taiyuan Tuohang Logistics Co., Ltd	(c)	236,106	117,324
		$3,268,435	$2,905,364

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the three and nine months ended September 30, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, Mr. Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $24,428, $24,438, $141,734 and $140,808, respectively.

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd represent advances made to the Company for operational purposes. Apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, during the three and nine months ended September 30, 2025, Jiaocheng Xinmu made an advance of $42,934 and $42,934 to the Company, respectively. On June 30, 2024, the Company, Shanxi Xiliu and Jiaocheng Xinmu made an arrangement to legally offset the Company’s receivable from Shanxi Xiliu with the payable to Jiaocheng Xinmu in the amount of $1,695,750 (the “Netting Arrangement”).

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd represent payments made on behalf of the Company for operational purposes. During the three and nine months ended September 30, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at period-end exchange rates, Taiyuan Tuohang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $38,925, $40,506, $114,236 and $80,784, respectively. In addition, the Company repaid Taiyuan Tuohang in an aggregate amount of $nil, $nil, $nil and $37,817, respectively.

Related party transactions:

During the three and nine months ended September 30, 2025 and 2024, there were expenses paid on behalf by the related parties as described above. In addition, during the three and nine months ended September 30, 2025 and 2024, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $49,509, 144,700, $159,331 and $144,700, respectively.

7.	EQUITY

Authorized Shares

As of September 30, 2025 and December 31, 2024, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of September 30, 2025 and December 31, 2024, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the three and nine months ended September 30, 2025 and 2024.

8.	RESERVES

(a) Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of September 30, 2025 and December 31, 2024, the paid-up statutory reserve was $nil.

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

The following table provides information about the Company’s segment:

	For the three months ended September 30,
	2025	2024
Segment revenue	$52,198	$145,764
Less:
Cost of inventories	(36,803)	(102,972)
Salaries and related costs	(38,999)	(36,676)
Depreciation	(6,718)	(6,713)
Legal and professional fees	(40,647)	(47,835)
Other segment items	(731)	(5,580)
Segment loss	(71,700)	(54,012)
Reconciliation:
Other operating income	4	71
Net loss	$(71,696)	$(53,941)

	For the nine months ended September 30,
	2025	2024
Segment revenue	$216,028	$302,899
Less:
Cost of inventories	(153,865)	(216,597)
Salaries and related costs	(113,160)	(112,615)
Depreciation	(19,978)	(20,057)
Legal and professional fees	(205,128)	(200,581)
Other segment items	(2,993)	(8,124)
Segment loss	(279,096)	(255,075)
Reconciliation:
Other operating income	36	179
Net loss	$(279,060)	$(254,896)

10.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these condensed consolidated financial statements.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2025 to the date of the release of these condensed consolidated financial statements and has determined that there are no items to disclose.

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

Results of Operation

Comparison for The Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024.

	2025	2024	Increase/ Decrease
Revenue	$52,198	$145,764	$(93,566)
Cost of revenue	(38,774)	(105,123)	(66,349)
Gross profit	13,424	40,641	(27,217)
Selling and marketing expenses	(6,879)	(7,095)	(216)
General and administrative expenses	(78,245)	(87,558)	(9,313)
Loss from operations	(71,700)	(54,012)	(17,688)
Other income	4	71	(67)
Net loss	$(71,696)	$(53,941)	$(17,755)

Revenue

We generated $52,198 in revenue for the three months ended September 30, 2025 compared to $145,764 for the three months ended September 30, 2024, representing decrease in revenue of $93,566 or 64.2% compared to the three months ended September 30, 2024. The decrease was mainly due to the decrease in the quantity of ornament and adornment products sold during the three months ended September 30, 2025. Since 2024, we have been experiencing intensified competition, resulting in increased price sensitivity among our customers. We are redefining and adjusting our business strategy to gain a competitive advantage in the market.

Cost of Revenue

Cost of revenue was $38,774 for the three months ended September 30, 2025 compared to $105,123 for the three months ended September 30, 2024. Cost of revenue mainly consists of the cost of products sold and labor costs. The decrease in cost of revenue by $66,349 or 63.1% was mainly due to an decrease in the volume of products sold, as reflected in the decrease in revenue.

Gross profit

Gross profit for the three months ended September 30, 2025 was $13,424 compared with $40,641 for the three months ended September 30, 2024. As a percentage of revenue, our gross margin decreased from a gross profit of 27.9% for the three months ended September 30, 2024 to a gross profit of 25.7% for the three months ended September 30, 2025, primarily because the decrease in revenue was unable to cover the fixed overhead costs included in cost of revenue.

Operating Expenses

General and administrative expenses

By far the most significant component of our operating expenses for both the three months ended September 30, 2025 and 2024 was general and administrative expenses in the amount of $78,245 and $87,558, respectively. The decrease of $9,313 or 10.6% was mainly due to our success in maintaining our cost structure.

Net Loss

We reported a net loss of $71,696 for the three months ended September 30, 2025 compared to a net loss of $53,941 for the three months ended September 30, 2024. Although we operated at a loss, we expect to see a positive trend in our future results.

Comparison for The Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024.

	2025	2024	Increase/ Decrease
Revenue	$216,028	$302,899	$(86,871)
Cost of revenue	(159,655)	(222,642)	(62,987)
Gross profit	56,373	80,257	(23,884)
Selling and marketing expenses	(20,358)	(20,681)	(323)
General and administrative expenses	(315,111)	(314,651)	460
Loss from operations	(279,096)	(255,075)	24,021
Other income	36	179	(143)
Net loss	$(279,060)	$(254,896)	$24,164

Revenue

We generated $216,028 in revenue for the nine months ended September 30, 2025 compared to $302,899 for the nine months ended September 30, 2024, representing an decrease in revenue of $86,871 or 28.7% compared to the nine months ended September 30, 2024. The decrease was mainly due to the decrease in the quantity of ornament and adornment products sold during the nine months ended September 30, 2025. Since 2024, we have been experiencing intensified competition, resulting in increased price sensitivity among our customers. We are redefining and adjusting our business strategy to gain a competitive advantage in the market.

Cost of Revenue

Cost of revenue was $159,655 for the nine months ended September 30, 2025 compared to $222,642 for the nine months ended September 30, 2024. Cost of revenue mainly consists of the cost of products sold and labor costs. The decrease in cost of revenue by $62,987 or 28.3% was in line with the decrease in revenue.

Gross profit

Gross profit for the nine months ended September 30, 2025 was $56,373 compared with $80,257 for the nine months ended September 30, 2024. As a percentage of revenue, our gross margin slightly decreased from a gross profit of 26.5% for the nine months ended September 30, 2024 to 26.1% for the nine months ended September 30, 2025, primarily because of the decrease in the cost of revenue was less than the decrease in revenue.

Operating Expenses

General and administrative expenses

By far the most significant component of our operating expenses for both the nine months ended September 30, 2025 and 2024 was general and administrative expenses in the amount of $315,111 and $314,651, respectively. The increase of $460 or 0.1% was mainly due to our success in maintaining our cost structure.

Net Loss

We reported a net loss of $279,060 for the nine months ended September 30, 2025 compared to $254,896 for the nine months ended September 30, 2024. Although we operated at a loss, we expect to see a positive trend in our future results.

Liquidity and Capital Resources

	September 30, 2025	December 31, 2024
Working capital:
Total current assets	$1,443,490	$1,479,137
Total current liabilities	(3,283,089)	(3,030,046)
Working capital deficiency	$(1,839,599)	$(1,550,909)

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

As of September 30, 2025, we had cash and cash equivalents of $24,678. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Cash flows:
Net cash used in operating activities	$(376,322)	$(443,053)
Net cash provided by financing activities	298,904	221,592
Effect of exchange rate changes on cash and cash equivalents	1,443	(851)
Net decrease in cash and cash equivalents	(75,975)	(222,312)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$24,678	$189,842

Operating Activities

Net cash used in operating activities was $(376,322) for the nine months ended September 30, 2025. The difference between our net loss of $(279,060) and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $19,978 and the cash used in operating assets and liabilities in an aggregate amount of $(117,240).

The cash used in operating assets and liabilities was mainly attributable to (i) an increase in inventories of $(26,625) due to more purchase was made during the nine months ended September 30, 2025 to maintain sufficient inventories level for future sales; (ii) a decrease in accounts payables of $(61,935) due to our timely payment to settle our vendors’ balance upon the receipt of inventories; and (iii) an increase in advance from customers of $22,108 due to more sales order received during the period end that was undelivered.

Financing Activities

Net cash generated from financing activities was $298,904 for the nine months ended September 30, 2025, which was attributable to the funds from related parties to support our business operations.

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of September 30, 2025 and December 31, 2024, the balance of advance from customers was $2,809 and $51,237, respectively. For the nine months ended September 30, 2025 and 2024, $51,237 and $142,889 of revenue recognized was included in the Company’s advance from customers’ balance as of December 31, 2024 and 2023, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: November 14th, 2025	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

