Form 10-K
period 2025-12-31
TANCHENG GROUP CO., LTD.
filed 2026-03-31
CIK 1753391

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.12 per share) was approximately $105,786. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 4,381,550 shares of the registrant’s common stock outstanding as of March 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TANCHENG GROUP CO., LTD.

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit its shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Our former auditor, Onestop Assurance PAC, headquartered in Singapore, which audited our financial statements for the fiscal year ended December 31, 2024, and our other former auditor, Mac Accounting Group, LLP, headquartered in Utah, the United States, were not on the list. Our current auditor, Guangdong Prouden CPAs GP, which audited our financial statements for the fiscal year ended December 31, 2025, is headquartered in Guangzhou, Guangdong Province, China. Further, we have never been listed as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2024. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Although our current auditor, Guangdong Prouden CPAs GP, is headquartered in mainland China, the PCAOB’s December 15, 2022 determination confirmed that it is currently able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Accordingly, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. However, because our current auditor, Guangdong Prouden CPAs GP, is headquartered in mainland China, if the PCAOB determines in the future that it is no longer able to inspect or investigate completely registered public accounting firms in mainland China, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

vi

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

Our revenues were $217,019 and $502,550 for the years ended December 31, 2025 and 2024, respectively. Our net loss was $371,187 and $288,160 for the respective periods. As of December 31, 2025, we had a working capital deficiency of $1,948,953, compared to a working capital deficiency of $1,550,909 as of December 31, 2024. In addition, net cash used in operating activities was $449,137 and $586,597 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had cash and cash equivalents of only $17,238. These conditions raise substantial doubt about our ability to continue as a going concern. For further discussion of our liquidity and capital resources, see “Liquidity and Capital Resources” below.

Products and Services

The Company’s primary source of revenue in the fiscal years ended December 31, 2025 and 2024 was the sale of self-designed ornament and adornment products through its wholly-owned PRC subsidiary Qiansui Media in the PRC.

Currently, the Company’s ornament and adornment products for sale mainly include:

8

1. “Jue Cheng” Ornament

Material: Copper, gold and polymer nanomaterials

2. Chinese Twelve Zodiac Pendants

Material: Rhodium, gold, silver, copper, zinc, nickel and natural gemstones

3. Master Hongyi’s Heart Sutra

Growth Strategies

We intend to pursue the following growth strategies:

•	Explore and develop “Jue Cheng” culture. The Company plans to invest in research and development to better understand the “Jue Cheng” culture, including its history, traditions, and symbolism. This could involve collaborating with experts in the field to gain insights into “Jue Cheng” culture’s rich heritage. The Company could then use this knowledge to create authentic cultural experiences that resonate with visitors and consumers.

•	Develop high-quality innovative peripheral cultural products. The Company plans to focus on developing a wide range of cultural products that appeal to different tastes and preferences. These could include arts and crafts, food and beverages, clothing and accessories, and other merchandise that incorporate “Jue Cheng” culture.

•	Develop large-scale recreational tourism projects. The Company intends to partner with local governments and other entities to develop large-scale recreational tourism projects that showcase the beauty and charm of “Jue Cheng” culture. This could include a variety of cultural performances, celebrations and other events that immerse visitors in “Jue Cheng” culture. The Company plans to hold traditional dance performances, music concerts, festivals, exhibitions, Buddhism mediation courses, Chinese studies, Chinese medicine health programs and other cultural activities to offer a unique cultural experience.

•	Construct and manage “Qiansui Jue Cheng” health resort town. The Company intends to build a health resort town that offers visitors a holistic and rejuvenating experience based on “Jue Cheng” culture. The town could feature state-of-the-art wellness facilities, such as meditation or short-term retreat centers and other wellness amenities, as well as upscale accommodations, dining options, and recreational activities that highlight the local culture and natural beauty of the region.

Competitive Strengths

•	Strategic location near a natural reserve. The Company’s location near PangQuanGou National Nature Reserve in Jiaocheng County, Shanxi Province, China, provides a unique competitive advantage. The beautiful natural environment surrounding the reserve makes it an attractive destination for tourists seeking to escape the hustle and bustle of city life. The Company aims to capitalize on this advantage by developing sustainable tourism initiatives that showcase the natural beauty of the region and promote eco-friendly practices.

•	Rich cultural heritage and tourism resources. The region surrounding the Company’s location is steeped in rich historical and cultural heritage, offering a wealth of tourism resources that the Company could leverage to develop cultural products, organize cultural events and create tourism packages that highlight the unique traditions and customs of the area.

•	Innovative and entrepreneurial management. The Company’s management team is highly innovative and entrepreneurial, constantly seeking new opportunities and ways to grow the business. This is essential for the Company to maintain its competitive edge. The Company’s management strives to stay at the forefront of the health and tourism sectors by prioritizing customer-centricity and investing in and creating new products and services that meet customers’ evolving needs.

Customers

During the fiscal year ended December 31, 2025, one customer, All Weather (Hainan) Network Sports Co., Ltd., an entity controlled by our Chief Executive Officer, Yu Yang, accounted for approximately 73.8% of our total revenue. The remaining approximately 26.2% of our revenue was derived from individual customers.

Once the Company’s tourism projects are in place, it plans to welcome a diverse range of visitors from all walks of life, including school students, adventurous adults, health-conscious seniors, families, couples and businesspeople. The Company’s focus on cultural heritage and natural beauty will make it an attractive destination for those seeking an educational and enriching experience, as well as those who simply want to relax and unwind. In addition, the Company’s location near Taiyuan City, a major transportation hub, will make it an ideal stopover for travelers passing through the area.

Suppliers

Qiansui Media relied heavily on its largest suppliers, which are jewelry design and manufacturing firms, for the majority of its purchase costs in the fiscal years ended December 31, 2025 and 2024. Specifically, in 2025, approximately 100% of Qiansui Media’s total purchase costs were attributed to one supplier, and in 2024, approximately 100% of Qiansui Media’s total purchase costs were attributed to one supplier.

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

Product Development

In addition to its existing products, the Company continues to explore new product designs and offerings to fulfill the evolving customer needs. Based on the "Zhan Jue Cheng" theme, Qiansui Media has developed a series of periphery products in recent years.

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

Employees

As of December 31, 2025, we had approximately 16 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Function:
	Number	% of total

Management	1	6.25%
Human Resources	2	12.50%
Finance	4	25.00%
Administration	3	18.75%
Logistics	2	12.50%
Products	4	25.000%

Total	16	100.0%

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

Under the Social Insurance Law of the PRC, all employees are required to participate in basic pension insurance, basic medical insurance schemes and unemployment insurance, which must be contributed by both the employers and the employees. All employees are required to participate in work-related injury insurance and maternity insurance schemes, which must be contributed by the employers. Employers are required to complete registrations with local social insurance authorities. Moreover, the employers must timely make all social insurance contributions. 14 of Qiansui Media’s 16 employees participate in the basic pension insurance, basic medical insurance, unemployment insurance, work-related injury insurance and maternity insurance schemes.

Pursuant to PRC regulations on the Housing Provident Fund, enterprises are required to register with the competent administrative centers of housing provident fund and open bank accounts for housing provident funds for their employees. Employers are also required to timely pay all housing fund contributions for their employees. Qiansui Media has not made any housing fund contributions for any of the 16 employees.

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

The Trial Measures provide that where a PRC domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic entity responsible, file with the CSRC. The Trial Measures stipulate that an overseas listing will be determined as “indirect” if the issuer meets both of the following conditions: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies (“Condition I”), and (2) the main parts of the issuer’s business activities are conducted in the PRC, or its main places of business are located in the PRC, or the senior managers in charge of its business operations and management are mostly Chinese citizens or domiciled in the PRC (“Condition II”); whether Chinese citizens from Taiwan, Hong Kong, and Macau are included in the foregoing specification is not specified. The determination as to whether or not an overseas offering and listing by PRC domestic companies is indirect shall be made on a ’substance over form’ basis; the Listing Guidelines further stipulate that if an issuer not satisfying Condition I submits an application for issuance and listing in overseas markets in accordance with relevant non-PRC issuance regulations requiring such issuer to disclose risk factors mainly related to the PRC, the securities firm(s) and the issuer’s PRC counsel should follow the principle of ’substance over form’ in order to identify and argue whether the issuer should complete a filing under the Trial Measures. Subsequent securities offerings of an issuer in (i) the same overseas market where it has previously offered and listed securities, and (ii) an overseas market other than one where the issuer has previously offered and listed securities shall be filed with the CSRC within three working days after offerings are completed. Additionally, the Trial Measures stipulate that after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report to the CSRC within three working days after the occurrence and public disclosure of (i) a change of control thereof, (ii) investigations of or sanctions imposed on the issuer by overseas securities regulators or relevant competent authorities, (iii) changes of listing status or transfers of listing segment, and (iv) a voluntary or mandatory delisting.

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

On December 16, 2021, pursuant to the HFCA Act, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of a position taken by one or more authorities in such jurisdictions. In addition, the PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Either our current or former registered public accounting firm is not headquartered in the PRC or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Our current auditor, Guangdong Prouden CPAs GP, is headquartered in Guangzhou, Guangdong Province, China, and is registered with the PCAOB. On December 15, 2022, the PCAOB vacated its December 16, 2021 determination and confirmed that it is currently able to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. Accordingly, our current auditor is subject to PCAOB inspection. Furthermore, the PCAOB is able to inspect the audit workpapers of our PRC subsidiaries, as such workpapers are electronic files possessed by our registered public accounting firms. However, if the PCAOB determines in the future that it cannot inspect or fully investigate our auditor at such future time, trading in our securities would be prohibited under the HFCA Act.

On August 26, 2022, CSRC, the MOF, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we were not identified as a Commission-Identified Issuer after we filed on March 26, 2025 the annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this Annual Report. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. .Notwithstanding, as our current auditor, Guangdong Prouden CPAs GP, is headquartered in Guangzhou, China, and the PCAOB has confirmed its ability to inspect registered public accounting firms in mainland China following the December 15, 2022 determination, we believe that Guangdong Prouden CPAs GP is currently subject to PCAOB inspection. However, because our auditor is headquartered in mainland China, if the PCAOB reverses its determination and concludes that it is no longer able to inspect or investigate completely registered public accounting firms in mainland China in the future, the risk of our shares being prohibited from trading pursuant to the HFCAA would be heightened. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, as amended, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

Our business is primarily conducted by our wholly owned subsidiary Qiansui Media. Qiansui Media was formed on June 14, 2017, under the PRC laws. Our revenues were $217,019 and $502,550 for the years ended December 31, 2025 and 2024, respectively. Our net loss was $371,187 and $288,160 for the respective periods. Our historical financial results may not be indicative of our future financial results. We face risks and uncertainties in our ability to successfully:

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

The market for sales of cultural products, and planned recreational tourism programs is highly fragmented and rapidly evolving. If other market participants introduce new or improved products or services that are more compelling or widely accepted than ours in the regions we operate, our ability to grow our revenue and remain profitable could suffer. The Company faces competition from other companies that provide similar offerings. These competitors may acquire market share, which could potentially reduce demand for our products and offerings.

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

Our ability to compete effectively depends in part upon our intellectual property rights. We are engaged in producing products that are unique to the “Jue Cheng” culture. We rely on a combination of combination of trade secrets, know-how, trademarks and other contractual rights to establish and protect its proprietary rights in its intellectual property. The use of contractual provisions, confidentiality procedures and agreements, and trademark, unfair competition, trade secret and other laws to protect intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect proprietary technology, or to defend against claims by third parties that our conduct or our use of intellectual property infringes upon such third party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others. In addition, we may be required to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

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

ITEM 1C. CYBERSECURITY.

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

Holders of Our Common Stock

As of March 31, 2026, there were approximately 12 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name.”

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

Our revenues were $217,019 and $502,550 for the years ended December 31, 2025 and 2024, respectively. Our net loss was $371,187 and $288,160 for the respective periods. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison for The Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024.

	2025	2024	(Decrease) Increase
Revenue	$217,019	$502,550	$(285,531)
Cost of revenue	(162,364)	(365,606)	(203,242)
Gross profit	54,655	136,944	(82,289)
Selling and marketing expenses	(27,307)	(27,645)	(338)
General and administrative expense	(398,574)	(397,782)	792
Loss from operations	(371,226)	(288,483)	82,743
Other income	39	323	(284)
Net loss	$(371,187)	$(288,160)	$83,027

Revenue

We generated $217,019 in revenue for the year ended December 31, 2025 compared to $502,550 for the year ended December 31, 2024, representing a decrease in revenue of $285,531 or 56.8% compared to the fiscal year 2024. The decrease was mainly due to a temporary slowdown in new business expansion as the Company underwent a strategic internal realignment. In the second half of 2025, management elected to deliberately moderate the pace of our external market development in order to optimize our internal operations and consolidate existing cultural product lines. This strategic decision was made to ensure strict quality control and long-term sustainable growth. As a result of reallocating our resources toward internal process enhancements rather than aggressive external sales, our new sales volume was comparatively lower during the 2025 fiscal year.

Cost of Revenue

Cost of revenue was $162,364 for the year ended December 31, 2025 compared to $365,606 for the year ended December 31, 2024. Cost of revenue mainly consists of cost of products sold and labor cost. The decrease in cost of revenue by $203,242 or 55.6% was mainly due to a decline in the volume of products sold, as reflected relatively in line with the decrease in revenue.

Gross profit

Gross profit for the year ended December 31, 2025 was $54,655 compared with $136,944 for the year ended December 31, 2024. As a percentage of revenue, our gross margin decreased from 27.2% for the fiscal year 2024 to 25.2% for the fiscal year 2025. This decrease in gross margin occurred because our total revenues declined by 56.8%, which outpaced the 55.6% reduction in our cost of revenues. Since we utilized the same single supplier in both years, this margin compression was not caused by increased procurement costs, but rather by a slight shift in our product mix, as sales of our higher-margin products decreased from 98.5% of total revenues in 2024 to 97.2% in 2025.

Operating Expenses

General and administrative expense

By far the most significant component of our operating expenses for both the years ended December 31, 2025 and 2024 was general and administrative expenses in the amount of $398,574 and $397,782, respectively. The increase of $792 or 0.2% was mainly due to the payment of chamber of commerce membership fees.

Net Loss

We reported a net loss of $371,187 for the year ended December 31, 2025 compared to a net loss of $288,160 for the year ended December 31, 2024. This increase in net loss of $83,027 was primarily driven by the significant decrease in our revenue during the year. As we strategically slowed down our external market development to focus on internal realignment and product line consolidation, our gross profit declined accordingly.

Liquidity and Capital Resources

	As of December 31,
	2025	2024
Working capital:
Total current assets	$1,448,264	$1,479,137
Total current liabilities	(3,397,217)	(3,030,046)
Working capital deficiency	$(1,948,953)	$(1,550,909)

Our principal sources of liquidity and capital resources have been, and are expected to continue to be, cash advances from related parties. Our principal uses of cash have been, and we expect will continue to be, for working capital to support a reasonable increase in our scale of operations.

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

As of December 31, 2025, we had cash and cash equivalents of $17,238. The following table provides detailed information about our net cash flows for the year ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Cash flows:
Net cash used in operating activities	$(449,137)	$(586,597)
Net cash used in investing activities	–	–
Net cash provided by financing activities	363,687	281,985
Effect of exchange rate changes on cash and cash equivalents	2,035	(6,889)
Net decrease in cash and cash equivalents	(83,415)	(311,501)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the period	$17,238	$100,653

Operating Activities

Net cash used in operating activities was $449,137 for the year ended December 31, 2025. The difference between our net loss of $371,187 and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $26,760 and the cash used in operating assets and liabilities in an aggregate amount of $104,710.

The cash used in operating assets and liabilities was generally attributable to (i) increase in inventories of $26,747 due to the lower sales velocity associated with our strategic slowdown in external market development; (ii) decrease in advance to suppliers of $34,118 related to that we curtailed our procurement volume in response to the slowdown in sales; (iii) decrease in accounts payables of $62,219 due to the scale down of vendors’ balances; and (iv) decrease in advance from customers of $49,252 due to fewer unfulfilled sales orders.

Investing Activities

No cash movement on investing activities for the year ended December 31, 2025.

Financing Activities

Net cash generated from financing activities was $363,687 for the year ended December 31, 2025, which was attributable to the funds from related parties to support our business operations.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying footnotes. However, uncertainty about these assumptions and estimates could result in outcomes that could require a material adjustment to the carrying amount of the assets or liabilities in the future.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The management determines there are no critical accounting estimates.

When reading our financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include revenue recognition. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the disclosure of these accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tancheng Group Co., Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tancheng Group Co., Ltd. and its subsidiary (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2(a) to the financial statements, the Company lacks the capital resources it needs to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2(a) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Guangdong Prouden CPAs GP

We have served as the Company’s auditor since 2025.

Guangzhou, China

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (2024）

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

Singapore

March 26, 2025

TANCHENG GROUP CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2025 AND 2024

		As of December 31,
	Notes	2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$17,238	$100,653
Other receivables		–	253
Inventory, net	3	1,387,852	1,303,273
Advance to suppliers	4	43,174	74,958
Total current assets		1,448,264	1,479,137

Non-current assets:
Motor vehicle	5	71,413	94,766
Total non-current assets		71,413	94,766
Total assets		$1,519,677	$1,573,903

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable		$–	$61,265
Other payables and accruals		11,822	12,180
Advance from customers		2,860	51,237
Amounts due to related parties	7	3,382,535	2,905,364
Total current liabilities		3,397,217	3,030,046
Total liabilities		3,397,217	3,030,046

COMMITMENTS AND CONTINGENCIES

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of December 31, 2025 and 2024)	8	4,382	4,382
Additional paid in capital	9	162,864	162,864
Foreign currency translation reserves		27,787	77,997
Accumulated deficit	10	(2,072,573)	(1,701,386)
Total deficit		(1,877,540)	(1,456,143)
Total liabilities and deficit		$1,519,677	$1,573,903

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years ended December 31,
	2025	2024
REVENUE	$217,019	$502,550

COST OF REVENUE	(162,364)	(365,606)

GROSS PROFIT	54,655	136,944

Selling and marketing expenses	(27,307)	(27,645)
General and administrative expenses	(398,574)	(397,782)
Total operating expenses	(425,881)	(425,427)

LOSS FROM OPERATIONS	(371,226)	(288,483)

OTHER INCOME	39	323

LOSS BEFORE INCOME TAXES	(371,187)	(288,160)

INCOME TAXES	–	–
NET LOSS	$(371,187)	$(288,160)

Foreign currency translation differences	(50,210)	27,316
TOTAL COMPREHENSIVE LOSS	$(421,397)	$(260,844)

Loss per share:
Basic and Diluted	$(0.08)	$(0.07)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at December 31, 2023	4,381,550	$4,382	$162,864	$50,681	$(1,413,226)	$(1,195,299)
Net loss for the year	–	–	–	–	(288,160)	(288,160)
Other comprehensive income	–	–	–	27,316	–	27,316
Balance at December 31, 2024	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)

Net loss for the year	–	–	–	–	(371,187)	(371,187)
Other comprehensive income	–	–	–	(50,210)	–	(50,210)
Balance at December 31, 2025	4,381,550	$4,382	$162,864	$27,787	$(2,072,573)	$(1,877,540)

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(371,187)	$(288,160)
Adjustment for:
Depreciation	26,760	26,748
Changes in operating assets and liabilities:
Other receivables	257	462
Inventories	(26,747)	(87,122)
Advance to suppliers	34,118	(60,101)
Accounts payable	(62,219)	(89,381)
Other payables and accruals	(867)	(26)
Advance from customers	(49,252)	(89,017)
Cash used in operating activities	(449,137)	(586,597)

Cash flows from financing activities:
Amounts due to related parties	363,687	281,985
Cash provided by financing activities	363,687	281,985

Effect of exchange rate changes on cash and cash equivalents	2,035	(6,889)

Net decrease in cash and cash equivalents	(83,415)	(311,501)
Cash and cash equivalents at the beginning of the year	100,653	412,154
Cash and cash equivalents at the end of the year	$17,238	$100,653

Supplemental disclosures of non-cash activities:
Offsetting of amount due from related parties with amount due to related parties	204,230	1,673,669

The accompanying notes are an integral part of the consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

The Company incurred loss of $371,187 and had net cash used in operating activities of $449,137 for the year ended December 31, 2025. As of December 31, 2025, the Company had working deficit of $1,948,953 and an accumulated deficit of $2,072,573. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

•	The Company will obtain financial support from the related parties.

•	The Company will accelerate the rollout of new business initiatives to revitalize its revenue generation capabilities. Specifically, the Company plans to enter into collaborative arrangements with affiliated entities to jointly develop and launch new cultural tourism projects.

The Company cannot assure that it will be successful in obtaining adequate financial support from related parties or in achieving or maintaining profitability in the near term. The Company’s financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include economic lives and impairment of property, plant and equipment, impairment provision for inventories and allowance for expected credit losses. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank deposited in bank accounts in mainland China at December 31, 2025 and 2024.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e)	Inventory, net

Inventories, primarily consisting of finished goods of ornament and adornment products, are stated at the lower of cost or net realizable value, with net realizable value represented by estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving merchandise and damaged products, which is dependent upon factors such as historical and forecasted consumer demand. As of December 31, 2025, no inventory write-downs (provision for decline in value of inventories) were recorded.

(f)	Motor Vehicle

The Company has one motor vehicle, which is stated at cost less accumulated depreciation and accumulated impairment losses. Cost represents the purchase price of the motor vehicle and other costs incurred to bring the motor vehicle into its existing use. Maintenance and repairs are charged to expense.

Depreciation of the motor vehicle is provided using the straight-line method over the estimated useful lives of 5 years with 5% residual value.

(g)	Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets in an asset group may not be fully recoverable. The Company evaluates the recoverability of the long-lived assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(h)	Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company identifies a single performance obligation, which is the sale and delivery of self-designed ornament and adornment products. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The Company recognizes revenue at a point in time when the control of the goods are transferred to the customer. The Company’s sales contracts include a one-month quality objection period, which is accounted for as a right of return and constitutes variable consideration. The Company estimates this variable consideration using the expected value method. Based on historical quality data and the zero returns, the Company has concluded that the expected returns are immaterial. Consequently, no refund liability is recorded, and the transaction price is not constrained at the time of revenue recognition.

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of December 31, 2025, and 2024, the balance of advance from customers was $2,860 and $51,237, respectively. During the years ended December 31, 2025 and 2024, the Company recognized revenue of $51,237 and $142,889, respectively, that was included in the advance from customers balance at the beginning of each respective period.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(i)	Foreign Currency Translation

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

The exchange rates utilized as follows:

	2025	2024
Year-end RMB exchange rate	6.99	7.30
Annual average RMB exchange rate	7.19	7.19

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

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

(k)	Fair Value

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

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(k)	Fair Value (cont.)

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

(l)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, other receivables, accounts payable, and other payables and accruals. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

(m)	Income Taxes

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

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(n)	Comprehensive Income or Loss

Comprehensive income or loss includes net income and foreign currency translation adjustments. Comprehensive income or loss is reported in the statements of comprehensive income or loss.

(o)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of December 31, 2025 and 2024, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the years ended December 31, 2025 and 2024, revenue amounting to $56,957 and $168,296 were generated from third parties, respectively; and $160,062 and $ 334,254 were generated from a related party (see Note 7), respectively.

Details of customer who accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2025 and 2024 are as follows:

	For the years ended December 31,
	2025			2024
	Amount		% of total revenue	Amount	% of total revenue
Customer A	$	*	*	$74,727	14.9%
Customer B		160,062	73.8%	334,254	66.5%
		$160,062	73.8%	$408,981	81.4%

*	Represented percentage less than 10%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the years ended December 31, 2025 and 2024 are as follows:

	For the years ended December 31,
	2025		2024
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$181,318	100%	$444,641	100.0%

(p)	Segment Information

We operate in a single operating segment and a single reporting segment. Our Chief Executive Officer serves as the chief operating decision maker ("CODM"). The CODM regularly reviews consolidated financial information to allocate resources and assess performance of the Company as a whole.

The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss used by the CODM is consolidated net income (loss), which is consistent with the amount reported on the face of the consolidated statements of operations. The measure of segment assets is total consolidated assets, which is consistent with the amount reported on the consolidated balance sheets.

Since we operate in one reportable segment and manage the business on a consolidated basis, all required financial information for the reportable segment is presented in the accompanying consolidated financial statements. There were no significant segment expenses regularly provided to the CODM that are not already included in the consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(q)	Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows — Overall, 250-10 Accounting Changes and Error Corrections — Overall, 260-10 Earnings Per Share — Overall, 270-10 Interim Reporting — Overall, 440-10 Commitments — Overall, 470-10 Debt — Overall, 505-10 Equity — Overall, 815-10 Derivatives and Hedging — Overall, 860-30 Transfers and Servicing — Secured Borrowing and Collateral, 932-235 Extractive Activities — Oil and Gas — Notes to Financial Statements, 946-20 Financial Services — Investment Companies — Investment Company Activities, and 974-10 Real Estate — Real Estate Investment Trusts — Overall. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date of ASU 2024-03 (Subtopic 220-40). The ASU is effective concurrently with ASU 2024-03 for annual periods beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. This ASU will result in aligned disclosure timing in the consolidated financial statements, once adopted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(q)	Recent Accounting Pronouncements (cont.)

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 makes thirty-three incremental improvements to generally accepted accounting principles. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

3.	INVENTORIES

	As of December 31,
	2025	2024
Ornament and adornment products	$1,387,852	$1,303,273

No impairment provision for obsolete inventories was recorded for the years ended December 31, 2025 and 2024.

4.	ADVANCE TO SUPPLIERS

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

Depreciation of a motor vehicle is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation expense recorded for the year ended December 31, 2025 and 2024 was $26,760 and $26,748, respectively.

As of December 31, 2025 net book value of a motor vehicle was $71,413.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

6.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the years ended December 31, 2025 and 2024.

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

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the years ended December 31, 2025 and 2024 is as follows:

	For the years ended December 31,
	2025			2024
	Amount	%		Amount	%
Loss before tax	$(371,187)			$(288,160)
Computed expected benefits	(92,797)	(25.0%	)	(72,040)	(25.0%	)
Non-deductible expenses	41,626	11.2%		40,722	14.1%
Change in valuation allowance	50,301	13.6%		29,691	10.3%
Tax effect on tax losses expired	870	0.2%		1,627	0.6%
Income tax expense	$–	0.0%		$–	0.0%

The full realization of the tax benefit associated with the losses carried forward depends predominantly upon the Company’s ability to generate taxable income during the carry-forward period.

As of December 31, 2025 and 2024, the Company had deferred tax assets of $315,651 and $252,874 using the PRC statutory rate of 25%, respectively. As management of the Company believes that it is more likely than not that the benefit from the loss carried forwards will not be realized, the Company recorded a full valuation allowance of $(315,651) and $(252,874) for the years ended December 31, 2025 and 2024, respectively. There were no deferred tax liabilities as of December 31, 2025 and 2024.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

6.	INCOME TAXES (cont.)

(a)	Enterprise Income Tax (“EIT”) (cont.)

As of December 31, 2025, net operating tax loss carried forward in the PRC was expected to expire as follows:

As of December 31,	Tax loss carried forward
2026	$1,344
2027	890,393
2028	31,679
2029	128,814
2030	210,374
$1,262,604

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

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions.

(b)  Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% until May 2023. Beginning June 2023, the Company was no longer qualified as a small-scale VAT payer and was subject to the normal VAT rate of 13% for the year ended December 31, 2025.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

7.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of December 31, 2025 and 2024:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Fighting Co., Ltd.	Controlled by Mr. Yang

The related party balances and transactions as of and for the years ended December 31, 2025 and 2024 are as follows:

Amounts due to related parties:

		As of December 31,
		2025	2024
Yu Yang	(a)	$607,712	$441,151
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,442,543	2,346,889
Taiyuan Tuohang Logistics Co., Ltd	(c)	280,086	117,324
Shanxi Qiansui Fighting Co., Ltd.	(c)	52,194	–
		$3,382,535	$2,905,364

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the years ended December 31, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $166,375 and $162,970, respectively.

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”) represent operational advances to the Company. During the year ended December 31, 2024, no advances or repayments were made. On June 30, 2024, the Company, Shanxi Qiansui Fighting Co., Ltd. and Jiaocheng Xinmu executed a Netting Arrangement to offset related party balances, reducing the amount due to $2,346,889. During the year ended December 31, 2025, the Company received $197,273 from Jiaocheng Xinmu (excluding exchange differences). Following another Netting Arrangement on December 31, 2025, the amount due was reduced to $2,442,543.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd and Shanxi Qiansui Fighting Co., Ltd. represent payments made on behalf of the Company for operational purposes.

Related party transactions:

During the years ended December 31, 2025 and 2024, there were advances, payments and settlements made between the related parties and the Company as described above. In addition, during the year ended December 31, 2025, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $160,062.

TANCHENG GROUP CO., LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

8.	EQUITY

Authorized Shares

As of December 31, 2025 and 2024, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of December 31, 2025 and 2024, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the years ended December 31, 2025 and 2024.

9.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital from the original balance of $16,750 under shareholders’ equity. As of December 31, 2025 and 2024, the Company’s additional paid in capital was $162,864.

10.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of December 31, 2025 and 2024, the paid-up statutory reserve was $nil.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

11.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these consolidated financial statements.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 to the date the consolidated financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2026, the board of directors approved the dismissal of Onestop Assurance PAC (“Onestop Assurance”) as the Company’s independent registered public accounting firm and the appointment of Guangdong Prouden CPAs GP (“Guangdong Prouden”) as the Company’s new independent registered public accounting firm.

Onestop Assurance’s reports on the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports of Onestop Assurance on the financial statements of the Company as of and for the years ended December 31, 2024 and 2023 included an Emphasis of Matter paragraph and an explanatory paragraph that described factors that raised substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2024 and 2023, and in the subsequent interim period through February 27, 2026, (i) there were no disagreements with Onestop Assurance (within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the SEC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Onestop Assurance’s satisfaction, would have caused Onestop Assurance to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As previously disclosed, the following control deficiencies were identified that represent material weaknesses as of December 31, 2024: (i) the Company does not have an adequate internal control structure or adequate oversight over financial reporting. The Company had only a sole director and executive officer before October 12, 2023. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities; (ii) the Company lacks appropriate information technology controls. As of December 31, 2024, the Company retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through February 27, 2026, neither the Company nor anyone acting on its behalf consulted with Guangdong Prouden with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and no written report or oral advice was provided by Guangdong Prouden to the Company that Guangdong Prouden concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yang and Chief Financial Officer, Ms. Zhang of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was not effective.

The Company has identified the following control deficiencies that constituted material weaknesses:

•	the Company’s lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address U.S. GAAP technical accounting issues and prepare and review financial statements and related disclosures in accordance with U.S. GAAP and reporting requirements set forth by the SEC;

•	the Company’s lack of formal risk assessment process and internal control framework over financial reporting; and

•	the Company’s lack of sufficient controls designed and implemented in IT environment and IT general control activities, mainly associated with areas of access logical security, system change management, IT operations and cyber security monitoring activities.

To remedy the Company’s identified material weaknesses, the Company has begun to, and will continue to implement a number of measures to address these material weaknesses, including, among others:

•	we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP;

•	setting up a financial and system control framework with formal documentation of polices and controls in place, appointing independent directors, establishing an audit committee, and strengthening corporate governance; and

•	strengthening the supervision and controls on the IT functions, including the enhancement of IT security policies and procedures setup, logical security, data backup and cyber security training.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025, but was not reported.

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

NAME	AGE	GENDER	POSITION
Yu Yang	42	Male	President, Treasurer, and Director (Principal Executive Officer)

Caixia Zhang	65	Female	Chief Financial Officer (Principal Financial and Accounting Officer)

Ping Li	35	Female	Secretary

Longjiao Li	37	Female	Director

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

Ping Li, currently serves as the secretary of Qiansui Media. From 2013 to 2016, Ms. Ping Li served as the administrative director of Shanxi Jiuniu Livestock Co., Ltd. She received a bachelor’s degree from Zhongbei University and holds an Enterprise Human Resources Management Specialist Level 3 certificate.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Ethics and Business Conduct has been filed as an Exhibit to a current report on Form 8-K filed with the SEC on March 24, 2023 and is hereby incorporated by reference into this Annual Report. During the fiscal year ended December 31, 2025, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver a current report on Form 8-K.

Insider Trading Policy

Effective March 12, 2025, we adopted a new insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy was filed as an Exhibit 19.1 to the 2024 Annual Report and is hereby incorporated by reference into this Annual Report.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities during fiscal year ended December 31, 2025, and the 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Yu Yang	2025	60,000	–	–	–	–	–	60,000
Chief Executive Officer, President and Treasurer	2024	8,344	–	–	–	–	–	–

Caixia Zhang	2025	–	–	–	–	–	–	–
Chief Financial Officer	2024	–	–	–	–	–	–	–

The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards as of December 31, 2025.

Compensation of Directors

For the fiscal year ended December 31, 2025, the aggregate cash compensation and benefits that we paid to our executive officers was approximately RMB 60,000, and we did not pay any compensation separately to our employee directors for their services as directors of the Company and its subsidiaries. None of our directors or executive officers received any equity awards, including options, restricted shares or other equity incentives in the year ended December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 31, 2026 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The table below sets forth the related parties and their relationships with the Company as of December 31, 2025 and 2024:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Fighting Co., Ltd.	Controlled by Mr. Yang

The related party balances and transactions as of and for the years ended December 31, 2025 and 2024 are as follows:

Amounts due to related parties:

		As of December 31,
		2025	2024
Yu Yang	(a)	$607,712	$441,151
Jiaocheng Xinmu Trade Co., Ltd	(b)	2,442,543	2,346,889
Taiyuan Tuohang Logistics Co., Ltd	(c)	280,086	117,324
Shanxi Qiansui Fighting Co., Ltd.	(c)	52,194	–
		$3,382,535	$2,905,364

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the years ended December 31, 2025 and 2024, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $166,375 and $162,970, respectively.

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”) represent operational advances to the Company. During the year ended December 31, 2024, no advances or repayments were made. On June 30, 2024, the Company, Shanxi Qiansui Fighting Co., Ltd. and Jiaocheng Xinmu executed a Netting Arrangement to offset related party balances, reducing the amount due to $2,346,889. During the year ended December 31, 2025, the Company received $197,273 from Jiaocheng Xinmu (excluding exchange differences). Following another Netting Arrangement on December 31, 2025, the amount due was reduced to $2,442,543.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd and Shanxi Qiansui Fighting Co., Ltd. represent payments made on behalf of the Company for operational purposes.

Transactions with Related Persons

During the years ended December 31, 2025 and 2024, there were advances, payments and settlements made between the related parties and the Company as described above. In addition, during the year ended December 31, 2025, the Company sold products to All Weather (Hainan) Network Sports Co., Ltd in aggregate amounts of $160,062.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table sets forth fees billed or accrued by our independent registered public accountants for the fiscal years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Audit Fees	$56,571.4	$90,000
Audit Related Fees	–	–
Tax Fees	–	–
All other fees	–	–
Total	$56,571.4	$90,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our financial statements for the fiscal year ended December 31, 2025.

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

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 14, 2018)

3.2	Certificate of Amendment to Articles of Incorporation of the registrant filed with the Secretary of State of State of Nevada on October 17, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2022)

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on April 11, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2023)

3.4	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 14, 2018)

4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1	Stock Purchase Agreement by and between Olegas Tunevicius and Shanxi Qiansui Tancheng Culture Media Co., Ltd., dated August 31, 2022 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2022)

10.2	Contribution Agreement, dated March 14, 2023, among Zhan Jue Cheng Limited, Zhang Caixia Limited, and the registrant. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 24, 2023)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 26, 2025)

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026
TANCHENG GROUP CO., LTD.

	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer
(Principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu Yang	Director, President, Treasurer, Chief Executive Officer	March 31, 2026
Yu Yang	(principal executive officer)

/s/ Caixia Zhang	Chief Financial Officer	March 31, 2026
Caixia Zhang	(principal financial and accounting officer)

/s/ Longjiao Li	Director	March 31, 2026
Longjiao Li

