Form 10-Q
period 2026-03-31
TANCHENG GROUP CO., LTD.
filed 2026-05-15
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:4,381,550 shares as of May 15, 2026.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

		As of March 31,	As of December 31,
	Notes	2026	2025
ASSETS
Current assets:
Cash and cash equivalents		$23,706	$17,238
Inventory, net	3	1,406,848	1,387,852
Advance to suppliers	4	80,138	43,174
Other current assets		4,400	–
Total current assets		1,515,092	1,448,264

Non-current assets:
Motor vehicle	5	65,427	71,413
Total non-current assets		65,427	71,413
Total assets		$1,580,519	$1,519,677

LIABILITIES AND DEFICIT
Current liabilities:
Other payables and accruals		$11,195	$11,822
Advance from customers		2,899	2,860
Amounts due to related parties	7	3,620,178	3,382,535
Total current liabilities		3,634,272	3,397,217
Total liabilities		3,634,272	3,397,217

COMMITMENTS AND CONTINGENCIES	11

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of March 31, 2026 and December 31, 2025)	8	4,382	4,382
Additional paid in capital	9	162,864	162,864
Foreign currency translation reserves		9,688	27,787
Accumulated deficit	10	(2,230,687)	(2,072,573)
Total deficit		(2,053,753)	(1,877,540)
Total liabilities and deficit		$1,580,519	$1,519,677

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended March 31,
	2026	2025
REVENUE	$–	$144,733

COST OF REVENUE	–	(105,221)

GROSS PROFIT	–	39,512

Selling and marketing expenses	(6,181)	(6,643)
General and administrative expenses	(151,933)	(155,106)
Total operating expenses	(158,114)	(161,749)

LOSS FROM OPERATIONS	(158,114)	(122,237)

OTHER INCOME	–	30

LOSS BEFORE INCOME TAXES	(158,114)	(122,207)

INCOME TAXES	–	–
NET LOSS	$(158,114)	$(122,207)

Foreign currency translation differences	(18,099)	(5,499)
TOTAL COMPREHENSIVE LOSS	$(176,213)	$(127,706)

Loss per share:
Basic and Diluted	$(0.04)	$(0.03)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at March 31, 2025	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)
Net loss for the period	–	–	–	–	(122,207)	(122,207)
Other comprehensive loss	–	–	–	(5,499)	–	(5,499)
Balance at March 31, 2025	4,381,550	$4,382	$162,864	$72,498	$(1,823,593)	$(1,583,849)

Balance at January 1, 2026	4,381,550	$4,382	$162,864	$27,787	$(2,072,573)	$(1,877,540)
Net loss for the period	–	–	–	–	(158,114)	(158,114)
Other comprehensive loss	–	–	–	(18,099)	–	(18,099)
Balance at March 31, 2026	4,381,550	$4,382	$162,864	$9,688	$(2,230,687)	$(2,053,753)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(158,114)	$(122,207)
Adjustment for:
Depreciation	6,947	6,611
Changes in operating assets and liabilities:
Other receivables	–	254
Inventories	137	(30,380)
Advance to suppliers	(36,243)	26,692
Other current assets	(4,385)	–
Accounts payable	–	(61,482)
Other payables and accruals	(789)	(1,343)
Advance from customers	–	(30,658)
Cash used in operating activities	(192,447)	(212,513)

Cash flows from financing activities:
Amounts due to related parties	198,655	131,306
Cash provided by financing activities	198,655	131,306

Effect of exchange rate changes on cash and cash equivalents	260	390

Net increase/(decrease) in cash and cash equivalents	6,468	(80,817)
Cash and cash equivalents at the beginning of the year	17,238	100,653
Cash and cash equivalents at the end of the year	$23,706	$19,836

Supplemental disclosures of non-cash activities:
Offsetting of amount due from related parties with amount due to related parties	1,077,993	–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Tancheng Group Co., Ltd. and its wholly owned subsidiaries (collectively the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).

(b)	Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred loss of $158,114 and had net cash used in operating activities of $192,447 for the three months ended March 31, 2026. As of March 31, 2026, the Company had working deficit of $2,119,180 and an accumulated deficit of $2,230,687. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

•	The Company has obtained financial support from the related parties.

•	The Company will accelerate the rollout of new business initiatives to revitalize its revenue generation capabilities. Specifically, the Company plans to enter into collaborative arrangements with affiliated entities to jointly develop and launch new cultural tourism projects.

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

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(c)	Economic and Political Risks

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

(d)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include economic lives and impairment of property, plant and equipment, impairment provision for inventories and allowance for expected credit losses. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank deposited in bank accounts in mainland China at March 31, 2026 and December 31, 2025.

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

Depreciation of the motor vehicle is provided using the straight-line method over the estimated useful lives of 5 years with 5% residual value.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(g)	Impairment of Long-Lived Assets

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company identifies a single performance obligation, which is the sale and delivery of self-designed ornament and adornment products. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. The Company recognizes revenue at a point in time when the control of the goods are transferred to the customer. The Company's sales contracts include a one-month quality objection period, which is accounted for as a right of return and constitutes variable consideration. The Company estimates this variable consideration using the expected value method. Based on historical quality data and the zero returns, the Company has concluded that the expected returns are immaterial. Consequently, no refund liability is recorded, and the transaction price is not constrained at the time of revenue recognition.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(h)	Revenue Recognition (cont.)

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of March 31, 2026 and December 31, 2025, the balance of advance from customers was $2,899 and $2,860, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of nil and $51,237, respectively, that was included in the advance from customers balance at the beginning of each respective period.

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

The exchange rates utilized as follows:

	March 31, 2026	March 31, 2025
Year-end RMB exchange rate	6.90	7.26
Annual average RMB exchange rate	6.92	7.27

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(j)	Foreign Currency Risk

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

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(l)	Fair Value of Financial Instruments

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

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and other receivables. As of March 31, 2026 and December 31, 2025, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three months ended March 31, 2026, no revenue was recognized from either third parties or related parties (Note 6). During the three months ended March 31, 2025, revenue amounting to $46,184 and $$98,549 was generated from third parties and a related party (Note 6), respectively.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(o)	Concentration of Credit Risk (cont.)

Details of customer who accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2026 and 2025 are as follows:

	2026		2025
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–	$98,549	68.1%
	$–	–	$98,549	68.1%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three months ended March 31, 2026 and 2025 are as follows:

	For the three months ended March 31,
	2026		2025
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$–	–	$150,988	100.0%

(p)	Segment Information

We operate in a single operating segment and a single reporting segment. Our Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM regularly reviews consolidated financial information to allocate resources and assess performance of the Company as a whole.

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

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(p)	Recent Accounting Pronouncements (cont.)

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

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

3.	INVENTORIES

	As of March 31,	As of December 31,
	2026	2025
Ornament and adornment products	$1,406,848	$1,387,852

No impairment provision for obsolete inventories was recorded for the three months ended March 31, 2026 and 2025.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	ADVANCE TO SUPPLIERS

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

Depreciation of a motor vehicle is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation expense recorded for this motor vehicle for the three months ended March 31, 2026 and 2025 was $6,947 and $6,611, respectively.

As of March 31, 2026 net book value of a motor vehicle was $65,427.

6.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the years ended December 31, 2026 and 2025.

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

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES (cont.)

(a)	Enterprise Income Tax (“EIT”) (cont.)

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the years ended December 31, 2026 and 2025 is as follows:

	For the three months ended March 31,
	2026	2025
Loss before tax	$(158,114)	$(122,207)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(39,529)	(30,552)
Non-deductible expenses	1,021	23,324
Change in valuation allowance	38,168	6,369
Tax effect on tax losses expired	340	859
Income tax expense	$–	$–

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

As of March 31, 2026 and December 31, 2025, the Company’s deferred tax assets solely represent the tax loss carried forward using the PRC statutory rate of 25%. As management of the Company believes that it is more likely than not that the benefit from the tax loss carried forwards will not be realized, the Company recorded a full valuation allowance for all the reporting periods. There were no deferred tax liabilities as of March 31, 2026 and December 31, 2025.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES (cont.)

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for small-scale VAT payers on domestic sales is 3%. In response to COVID-19, there are various VAT incentives, the Company was eligible for a reduced VAT rate of 1% until May 2023. Beginning June 2023, the Company was no longer qualified as a small-scale VAT payer and was subject to the normal VAT rate of 13% for the three months ended March 31, 2026.

7.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of December 31, 2026 and 2025:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Fighting Co., Ltd.	Controlled by Mr. Yang

The related party balances and transactions as of and for the years ended December 31, 2026 and 2025 are as follows:

Amounts due to related parties:

		As of March 31,	As of December 31,
		2026	2025
Yu Yang	(a)	$611,856	$607,712
Jiaocheng Xinmu Trade Co., Ltd	(b)	1,867,830	2,442,543
Taiyuan Tuohang Logistics Co., Ltd	(c)	323,787	280,086
Shanxi Qiansui Fighting Co., Ltd.	(c)	816,705	52,194
		$3,620,178	$3,382,535

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (cont.)

(a)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the three months ended March 31, 2026 and 2025, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $4,082 and $ 93,295, respectively.

(b)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”) represent operational advances to the Company. On June 30, 2024, the Company, Shanxi Qiansui Fighting Co., Ltd. and Jiaocheng Xinmu executed a netting arrangement to offset related party balances, reducing the amount due to $2,346,889. During the three months ended March 31, 2025, apart from the foreign currency translation adjustments, no advances or repayments were made. During the three months ended March 31, 2026, the Company received net payments of $259,629 from Jiaocheng Xinmu (excluding exchange differences). On March 31, 2026, the Company entered into a subsequent multi-party netting agreement with Shanxi Xiliu Catering Management Co., Ltd. and Jiaocheng Xinmu to settle outstanding related party balances, reducing the aggregate net outstanding balance to $1,867,830.

(c)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd and Shanxi Qiansui Fighting Co., Ltd. represent payments made on behalf of the Company for operational purposes.

Related party transactions:

During the three months ended March 31, 2026 and 2025, there were advances, payments and settlements made between the related parties and the Company as described above. In addition, during the three months ended March 31, 2026, the Company had no product sales to All Weather (Hainan) Network Sports Co., Ltd.

8.	EQUITY

Authorized Shares

As of March 31, 2026 and December 31, 2025, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of March 31, 2026 and December 31, 2025, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the three months ended March 31, 2026 and 2025.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital from the original balance of $16,750 under shareholders’ equity. As of March 31, 2026 and December 31, 2025, the Company’s additional paid in capital was $162,864.

10.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. As of March 31, 2026 and December 31, 2025, the paid-up statutory reserve was $nil.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

11.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these unaudited condensed consolidated financial statements.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 to the date the unaudited condensed consolidated financial statements were issued and has determined that there are no items to disclose.

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

Results of Operations

Comparison for The Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025.

	2026	2025	(Decrease) Increase
Revenue	$–	$144,733	$(144,733)
Cost of revenue	–	(105,221)	(105,221)
Gross profit	–	39,512	(39,512)
Selling and marketing expenses	(6,181)	(6,643)	(462)
General and administrative expense	(151,933)	(155,106)	(3,173)
Loss from operations	(158,114)	(122,237)	35,877
Other income	–	30	(30)
Net loss	$(158,114)	$(122,207)	$35,907

Revenue

We recognized no revenue for the three months ended March 31, 2026, representing a decrease of $144,733, or 100.0%, from the comparable period in 2025. The decrease was driven by a strategic shift in our business operations. Beginning in the second half of 2025, we reallocated resources from external sales efforts toward internal process enhancements, quality control . As a result of this intentional moderation in business expansion, we did not generate any new sales during the current quarter.

Cost of Revenue

Cost of revenue was $0 for the three months ended March 31, 2026 compared to $105,221 for the three months ended March 31, 2025. Cost of revenue primarily comprises cost of products sold. The decrease in cost of revenue by $105,221 or 100.0% was commensurate with the absence of revenue generated during the current quarter.

Gross profit

We incurred a gross profit of $0 for the three months ended March 31, 2026, compared to gross profit of 39,512 for the three months ended March 31, 2025. Gross margin was not meaningful for the first quarter of 2026 due to the lack of recognized revenue, compared to a gross margin of 27.3% for the comparable period in 2025. The decrease in gross profit to zero was entirely attributable to the aforementioned halt in sales, which resulted in a 100.0% corresponding decrease in both revenues and cost of revenues.

Operating Expenses

General and administrative expense

General and administrative expenses constituted the primary component of our operating expenses for the three months ended March 31, 2026, and 2025, amounting to $151,933 and $155,106, respectively. The decrease of $3,173, or 2.0%, was primarily attributable to a reduction in audit fees.

Net Loss

We reported a net loss of $158,114 for the three months ended March 31, 2026 compared to a net loss of $122,207 for the three months ended March 31, 2025. This increase in net loss of $35,907 was primarily attributable to the absence of revenue generation for the quarter. As we strategically slowed down our external market development to focus on internal realignment and product line consolidation, our gross profit declined accordingly.

Liquidity and Capital Resources

	As of March 31,	As of December 31,
	2026	2025
Working capital:
Total current assets	$1,510,692	$1,448,264
Total current liabilities	(3,629,872)	(3,397,217)
Working capital deficiency	$(2,119,180)	$(1,948,953)

Our principal sources of liquidity and capital resources have been, and are expected to continue to be, cash advances from related parties. Our principal uses of cash have been, and we expect will continue to be, for working capital to support a reasonable increase in our scale of operations.

Management has estimated our projected cash requirements for future operations and available support from related parties and has concluded that we have, or will have access to, sufficient financial resources to meet our financial obligations as and when they fall due in the coming twelve months. There can be no assurances, however, that any of the financial resources we may be contemplating as being available to us in the future will, in fact, be available to us on acceptable terms, if at all. We believe there will be sufficient funds to run our operations for the next 12 months.

As of March 31, 2026, we had cash and cash equivalents of $23,706. The following table provides detailed information about our net cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Cash flows:
Net cash used in operating activities	$(192,447)	$(212,513)
Net cash provided by financing activities	198,655	131,306
Effect of exchange rate changes on cash and cash equivalents	260	390
Net increase/(decrease) in cash and cash equivalents	6,468	(80,817)
Cash and cash equivalents at the beginning of the period	17,238	100,653
Cash and cash equivalents at the end of the period	$23,706	$19,836

Operating Activities

Net cash used in operating activities was $192,447 for the three months ended March 31, 2026. The difference between our net loss of $158,114 and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $6,947 and the cash used in operating assets and liabilities in an aggregate amount of $41,280.

The cash used in operating assets and liabilities was generally attributable to increase in advance to suppliers of $36,243, which was predominantly attributable to the upfront payment of full-year advisory fees for fiscal 2026 during the three months ended March 31, 2026.

Net cash used in operating activities was $212,513 for the three months ended March 31, 2025. The difference between our net loss of $122,207 and net cash outflows from operating activities was due to the adjustment of non-cash depreciation of a motor vehicle in the amount of $6,611 and the cash used in operating assets and liabilities in an aggregate amount of $96,917.

The cash used in operating assets and liabilities was mainly attributable to (i) a decrease in accounts payables of $61,482 due to fewer purchases from our vendors and (ii) a decrease in advance from customers of $30,658 due to fewer unfulfilled sales orders, offset with (iii) a decrease in advance to suppliers of $26,692 due to fewer purchase made from suppliers.

Investing Activities

No cash movement on investing activities both for the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $198,655 and $131,306 for the three months ended March 31, 2026,and 2025, respectively, which was attributable to advances from related parties to fund our working capital requirements and support ongoing operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: May 15, 2026	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

