Form 10-Q
period 2026-06-30
TANCHENG GROUP CO., LTD.
filed 2026-08-14
CIK 1753391

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,381,550 shares as of August 14th, 2026.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

		As of June 30,	As of December 31,
	Notes	2026	2025
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$244,143	$17,238
Inventory, net	3	1,430,257	1,387,852
Advance to suppliers	4	69,659	43,174
Amounts due from a related party	8	154,751	–
Other current assets		5,466	–
Total current assets		1,904,276	1,448,264

Non-current assets:
Property and equipment	5	59,429	71,413
Total non-current assets		59,429	71,413
Total assets		$1,963,705	$1,519,677

LIABILITIES AND DEFICIT
Current liabilities:
Other payables and accruals	6	$10,936	$11,822
Advance from customers		2,948	2,860
Amounts due to related parties	8	4,118,222	3,382,535
Total current liabilities		4,132,106	3,397,217
Total liabilities		4,132,106	3,397,217

COMMITMENTS AND CONTINGENCIES	13

DEFICIT
Share capital (75,000,000 shares of Common Stock, par value $0.001 per share, authorized, of which 4,381,550 shares are issued and outstanding as of June 30, 2026 and December 31, 2025)	9	4,382	4,382
Additional paid in capital	10	162,864	162,864
Accumulated other comprehensive (loss) income		(13,882)	27,787
Accumulated deficit	11	(2,321,765)	(2,072,573)
Total deficit		(2,168,401)	(1,877,540)
Total liabilities and deficit		$1,963,705	$1,519,677

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE	$–	$19,097	$–	$163,830

COST OF REVENUE	–	(15,660)	–	(120,881)

GROSS PROFIT	–	3,437	–	42,949

Selling and marketing expenses	(4,739)	(6,836)	(10,920)	(13,479)
General and administrative expenses	(86,168)	(81,760)	(238,101)	(236,866)
Total operating expenses	(90,907)	(88,596)	(249,021)	(250,345)

LOSS FROM OPERATIONS	(90,907)	(85,159)	(249,021)	(207,396)

OTHER (EXPENSE)/INCOME	(171)	2	(171)	32

LOSS BEFORE INCOME TAXES	(91,078)	(85,157)	(249,192)	(207,364)

INCOME TAXES	–	–	–	–
NET LOSS	$(91,078)	$(85,157)	$(249,192)	$(207,364)

Foreign currency translation differences	(23,570)	(14,911)	(41,669)	(20,410)
TOTAL COMPREHENSIVE LOSS	$(114,648)	$(100,068)	$(290,861)	$(227,774)

Loss per share:
Basic and Diluted	$(0.020)	$(0.019)	$(0.060)	$(0.047)

Weighted average number of shares used in computation:
Basic and Diluted	4,381,550	4,381,550	4,381,550	4,381,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional Paid in	Foreign Currency Translation	Accumulated	Total
	Shares	Amount	Capital	Reserve	Deficit	Deficit
Balance at December 31, 2024	4,381,550	$4,382	$162,864	$77,997	$(1,701,386)	$(1,456,143)
Net loss for the period	–	–	–	–	(122,207)	(122,207)
Other comprehensive loss	–	–	–	(5,499)	–	(5,499)
Balance at March 31, 2025	4,381,550	$4,382	$162,864	$72,498	$(1,823,593)	$(1,583,849)
Net loss for the period	–	–	–	–	(85,157)	(85,157)
Other comprehensive loss	–	–	–	(14,911)	–	(14,911)
Balance at June 30, 2025	4,381,550	$4,382	$162,864	$57,587	$(1,908,750)	$(1,683,917)

Balance at December 31, 2025	4,381,550	$4,382	$162,864	$27,787	$(2,072,573)	$(1,877,540)
Net loss for the period	–	–	–	–	(158,114)	(158,114)
Other comprehensive loss	–	–	–	(18,099)	–	(18,099)
Balance at March 31, 2026	4,381,550	$4,382	$162,864	$9,688	$(2,230,687)	$(2,053,753)
Net loss for the period	–	–	–	–	(91,078)	(91,078)
Other comprehensive loss	–	–	–	(23,570)	–	(23,570)
Balance at June 30, 2026	4,381,550	$4,382	$162,864	$(13,882)	$(2,321,765)	$(2,168,401)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Six months ended June 30,
	2026	2025
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(249,192)	$(207,364)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	14,015	13,260
Changes in operating assets and liabilities:
Other receivables	–	156
Inventories, net	138	(32,178)
Advance to suppliers	(24,880)	5,457
Other current assets	(5,405)	–
Accounts payable	–	(61,663)
Other payables and accruals	(1,235)	(704)
Advance from customers	–	6,343
Cash used in operating activities	(266,559)	(276,693)

Cash flows from financing activities:
Amounts due to related parties	643,432	192,617
Amount due from a related party	(153,023)	–
Cash provided by financing activities	490,409	192,617

Effect of exchange rate changes on cash and cash equivalents	3,055	867

Net increase/(decrease) in cash and cash equivalents	226,905	(83,209)
Cash and cash equivalents at the beginning of the period	17,238	100,653
Cash and cash equivalents at the end of the period	$244,143	$17,444

Supplemental disclosures of non-cash activities:
Offsetting of amounts due from related parties with amount due to related parties	115,074	–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

TANCHENG GROUP CO., LTD. (“Company”), formerly named Bigeon Corp. (“Bigeon”) was incorporated on June 19, 2018 under the laws of Nevada. Prior to August 31, 2022, the Company was developing a new kind of messenger application. The product of the Company (“the App”) is intended to provide an entirely new way of sharing information.

The Company operates through its wholly-owned PRC subsidiary Shanxi Qiansui Tancheng Culture Media Co.,Ltd.(“Qiansui Media”). Since the second half of 2025, Qiansui Media has not conducted any business operations and has significantly scaled back its external sales activities of ornament and adornment products as management redirected resources toward internal process enhancements, quality control.

As of June 30, 2026, which is the date that these consolidated financial statements are available to be issued, the details of the Company’s subsidiaries are as follows.

Name	Date of Incorporation	Place of Incorporation	Percentage of Direct or Indirect Ownership by the Company	Principal Activities
Qiansui International Group Limited (“Qiansui International”)	June 7, 2022	Cayman Islands	100%	Holding
Qiansui (Hong Kong) Holdings Limited (“Qiansui HK”)	July 21, 2022	Hong Kong	100%	Intermediary holding company
Shanxi Qiansui Tancheng Culture Consulting Co., Ltd. (“Qiansui Consulting”)	December 12, 2022	PRC	100%	WFOE
Shanxi Qiansui Tancheng Culture Media Co., Ltd. (“Qiansui Media”)	June 14, 2017	PRC	100%	Operating company

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Tancheng Group Co., Ltd. and its wholly owned subsidiaries (collectively the “Company”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).

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

The Company incurred loss of $249,192 and had net cash used in operating activities of $266,559 for the six months ended June 30, 2026. As of June 30, 2026, the Company had working capital deficit of $2,227,830 and an accumulated deficit of $2,321,765. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include estimated useful lives and impairment of property and equipment, impairment provision for inventories and allowance for expected credit losses. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank deposited in bank accounts in mainland China at June 30, 2026 and December 31, 2025.

(f)	Property and equipment

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

Contract liabilities consist of advance from customers related to cash received from customers for the future transfer of goods to customers. The balance of advance from customers represents unfulfilled performance obligations in the sales agreement, i.e. products that have not yet been delivered. Once the related products have been delivered, the amount in the advance from customers account is shifted to a revenue account. As of June 30, 2026 and December 31, 2025, the balance of advance from customers was $2,948 and $2,860, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of nil and $51,237, respectively, that was included in the advance from customers balance at the beginning of each respective period.

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

The exchange rates utilized as follows:

	June 30, 2026	June 30, 2025
Year-end RMB exchange rate	6.79	7.16
Annual average RMB exchange rate	6.86	7.25

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(j)	Foreign Currency Risk

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

The Company’s financial instruments consist primarily of cash and cash equivalents, advance to suppliers, other current assets, amount due from a related party and due to related parties, and other payables and accruals. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments.

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

Comprehensive income or loss includes net income or loss and foreign currency translation adjustments. Comprehensive income or loss is reported in the statements of comprehensive income or loss.

(o)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and advance to suppliers. As of June 30, 2026 and December 31, 2025, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. During the three and six months ended June 30, 2026, no revenue was recognized from either third parties or related parties (Note 8). During the three and six months ended June 30, 2025, revenue amounting to $7,824 and $54,008 was generated from third parties; and $11,273 and $109,822 was generated from a related party (Note 8), respectively.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(o)	Concentration of Credit Risk (cont.)

Details of customer who accounted for 10% or more of the Company’s total revenue for the three months ended June 30, 2026 and 2025 are as follows:

	For the three months ended June 30,
	2026		2025
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–	$11,273	59%
Customer B	–	–	3,686	19%
Customer C	–	–	3,793	20%
	$–	–	$18,752	98%

	For the six months ended June 30,
	2026		2025
	Amount	% of total revenue	Amount	% of total revenue
Customer A	$–	–	$109,822	67%
	$–	–	$109,822	67%

Details of supplier who accounted for 10% or more of the Company’s total purchase for the three months ended June 30, 2026 and 2025 are as follows:

	For the three months ended June 30,
	2026		2025
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$–	–	$17,654	100%

	For the six months ended June 30,
	2026		2025
	Amount	% of total purchase	Amount	% of total purchase
Supplier A	$–	–	$168,642	100%

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(p)	Segment Reporting

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Based on the criteria established by ASC 280, the Group’s CODM has been identified as chief executive officer of the Company, who reviews consolidated results of the Group when making decisions about allocating resources and assessing performance.

 The Group’s CODM reviews the consolidated results when making decisions about allocating resources and assessing performance of the Group as a whole and hence, the Group operates and manages its business as a single operating and reportable segment. The Group’s CODM uses consolidated net income as the measure of profit or loss to monitor budget versus actual results and decide where to allocate and invest additional resources to continue growth. Significant segment expenses and other segment items are consistent with the financial information included on the consolidated statements of operations and comprehensive income. The measure of segment assets is reported on the consolidated balance sheet as total assets. As substantially all of the Group’s revenues are derived from within the PRC, no geographical revenue information is presented.

(q)	Recent Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability, form, content, and disclosure requirements for interim financial reporting under Topic 270. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for other entities after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its interim financial statement disclosures.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

3.	INVENTORIES

	As of June 30,	As of December 31,
	2026	2025
Ornament and adornment products	$1,430,257	$1,387,852

No impairment provision for obsolete inventories was recorded for the three and six months ended June 30, 2026 and 2025.

4.	ADVANCED TO SUPPLIERS

Advance to suppliers mainly represents the amount that certain suppliers require the Company to pay in advance for the purchase of products or for the provision of services. Such advance is appropriate against future purchase orders or future services to be rendered. These advances are interest free, unsecured and short-term in nature.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT

In April 2023, the Company purchased a motor vehicle for approximately $143,231 (RMB1,012,301). A motor vehicle is recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the period of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation of a motor vehicle is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation expense recorded for this motor vehicle for the three and six months ended June 30, 2026 and 2025 was $7,068, $6,649, $14,015 and $13,260, respectively.

As of June 30, 2026 net book value of a motor vehicle was $59,429.

6.	OTHER PAYABLES AND ACCRUALS

Other payables and accruals were summarized as follows:

	As of
	June 30, 2026	December 31, 2025
	US$	US$

Payroll payable	$10,907	$11,822
Others	29	–
Total	$10,936	$11,822

7.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

Tancheng Group Co., Ltd. was incorporated in the State of Nevada. Tancheng Group Co., Ltd. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Tancheng Group Co., Ltd. had no United States taxable income for the six month period ended June 30, 2026 and 2025.

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

The Company operates its business through a subsidiary incorporated in the PRC which is subject to a corporate income tax rate of 25%. A reconciliation of the effective tax rates from 25% statutory tax rates for the six month period ended June 30, 2026 and 2025 is as follows:

	For the three months ended June 30,
	2026	2025
Loss before tax	$(91,078)	$(85,157)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(22,770)	(21,289)
Non-deductible expenses	3,580	6,003
Change in valuation allowance	19,187	15,286
Tax effect on tax losses expired	3	–
Income tax expense	$–	$–

	For the six months ended June 30,
	2026	2025
Loss before tax	$(249,192)	$(207,364)
Tax benefit calculated at statutory tax rate	25%	25%
Computed expected benefits	(62,299)	(51,841)
Non-deductible expenses	4,601	29,327
Change in valuation allowance	57,355	21,655
Tax effect on tax losses expired	343	859
Income tax expense	$–	$–

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

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (cont.)

(a)	Enterprise Income Tax (“EIT”) (cont.)

As of June 30, 2026 and December 31, 2025, the Company’s deferred tax assets solely represent the tax loss carried forward using the PRC statutory rate of 25%. As management of the Company believes that it is more likely than not that the benefit from the tax loss carried forwards will not be realized, the Company recorded a full valuation allowance for all the reporting periods. There were no deferred tax liabilities as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the significant components of the deferred tax assets are summarized below:

	As of June 30,	As of December 31,
	2026	2025
Deferred tax assets:
Net operating loss carried forward	$383,330	$315,651
Total deferred tax assets	383,330	315,651
Total deferred tax liabilities	–	–
Total deferred tax assets, net	383,330	315,651
Less: valuation allowance	(383,330)	(315,651)
Total deferred tax assets, net of valuation allowance	$–	$–

Changes in valuation allowance are as follows:

	As of June 30,	As of December 31,
	2026	2025
Balance at the beginning of the period	$315,651	$224,006
Increase	58,725	25,102
Decrease	(1,370)	(3,447)
Exchange differences	10,324	69,990
Balance at end of the period	$383,330	$315,651

(b)	Value Added Tax (“VAT”)

The Company is subject to VAT and related surcharges on revenue generated from sales of products. The Company records revenue net of VAT. This VAT may be offset by qualified input VAT paid by the Company to suppliers. Net VAT balance between input VAT and output VAT is recorded in the line item of accrued expenses and other current liabilities on the consolidated balance sheets. The Group incurs VAT related surcharges based on net VAT balance paid.

For revenue generated from the sales of goods, the applicable value-added tax (“VAT”) rate is 13%, depending on whether the entity is a general VAT taxpayer, along with related surcharges. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTIES TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company as of June 30, 2026 and December 31, 2025:

Name of related parties	Relationship with the Company
Yu Yang (“Mr. Yang”)	Controlling shareholder
Jiaocheng Xinmu Trade Co., Ltd	Controlled by Mr. Yang
All Weather (Hainan) Network Sports Co., Ltd	Controlled by Mr. Yang
Taiyuan Tuohang Logistics Co., Ltd	Controlled by Mr. Yang
Shanxi Xiliu Catering Management Co., Ltd	Controlled by Mr. Yang
Shanxi Qiansui Fighting Co., Ltd.	Controlled by Mr. Yang
Shanxi Qiansui Yonggu Construction Engineering Co., Ltd.	Controlled by Mr. Yang

The related party balances and transactions as of and for the years ended June 30, 2026 and December 31, 2025 are as follows:

Amounts due from a related party:
		As of June 30,	As of December 31,
		2026	2025
All Weather (Hainan) Network Sports Co., Ltd	(a)	$154,751	$–
		$154,751	$–

Amounts due to related parties:
		As of June 30,	As of December 31,
		2026	2025
Yu Yang	(b)	$626,251	$607,712
Jiaocheng Xinmu Trade Co., Ltd	(c)	1,037,522	2,442,543
Shanxi Xiliu Catering Management Co., Ltd	(d)	1,197,428	–
Taiyuan Tuohang Logistics Co., Ltd	(e)	353,036	280,086
Shanxi Qiansui Fighting Co., Ltd.	(e)	830,294	52,194
Shanxi Qiansui Yonggu Construction Engineering Co., Ltd.	(e)	73,691	–
		$4,118,222	$3,382,535

(a)	Amount due from All Weather (Hainan) Network Sports Co., Ltd (“All Weather”) represents payments made by the Company on behalf of the related party for daily operating expenses. The balance is unsecured, interest-free, and repayable on demand.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTIES TRANSACTIONS (cont.)

(b)	Amounts due to Yu Yang represent payments made to vendors on behalf of the Company for operational purposes. During the three and six months ended June 30, 2026 and 2025, apart from the exchange differences arising from the translation of RMB balances into U.S. dollar at year-end exchange rates, Yu Yang had paid the operation and administration expenses on behalf of the Company in an aggregate amount of $14,320, $24,011, $18,402 and $117,306, respectively.

(c)	Amounts due to Jiaocheng Xinmu Trade Co., Ltd (“Jiaocheng Xinmu”) represent operational advances to the Company. On June 30, 2024, the Company, Shanxi Qiansui Fighting Co., Ltd. and Jiaocheng Xinmu executed a netting arrangement to offset related party balances, reducing the amount due to $2,346,889. During the three and six months ended June 30, 2025, apart from the foreign currency translation adjustments, no advances or repayments were made. During the three and six months ended June 30, 2026, the Company made net repayments of $1,562,230 and $1,302,601 to Jiaocheng Xinmu (excluding exchange differences). On June 30, 2026, the Company entered into a subsequent multi-party netting agreement with Shanxi Xiliu Catering Management Co., Ltd. and Jiaocheng Xinmu to settle outstanding related party balances of $115,074, reducing the aggregate net outstanding balance to $1,037,522.

(d)

Amounts due to Shanxi Xiliu Catering Management Co., Ltd represents advance from individuals collected by the Company on behalf of Shanxi Xiliu Catering Management Co., Ltd., which are made for hotel accommodation, bathing and wellness services, and health and wellness treatment programs at China Qiansui Juecheng Cultural Health-care Complex.

(e)	Amounts due to Taiyuan Tuohang Logistics Co., Ltd., Shanxi Qiansui Fighting Co., Ltd. and Shanxi Qiansui Yonggu Construction Engineering Co., Ltd. represent payments made on behalf of the Company for operational purposes.

Related party transactions:

During the three and six months ended June 30, 2026 and 2025, advances, payments, settlements and certain hotel business-related cash receipts collected on behalf of related parties were made between the related parties and the Company as described above. In addition, during the three and six months ended June 30, 2026, the Company had no product sales to All Weather.

9.	EQUITY

Authorized Shares

As of June 30, 2026 and December 31, 2025, the Company has 75,000,000 authorized ordinary shares, par value $0.001 per share.

Ordinary Shares

As of June 30, 2026 and December 31, 2025, the Company’s outstanding number of ordinary shares was 4,381,550.

The Company did not issue any shares during the six months ended June 30, 2026 and 2025.

TANCHENG GROUP CO., LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	ADDITIONAL PAID IN CAPITAL

On August 18, 2022, the former President of the Company, Olegas Tunevicius signed an Assignment, Assumption, and Indemnity Agreement to assume all liabilities and debts and obligations of Bigeon as of the Closing date of the Stock Purchase Agreement (Note 1). As of the Closing date, total liabilities amounting to $146,114 was assigned to Mr. Tunevicius and the Company account for this transaction as a capital contribution and an increase of additional paid-in capital from the original balance of $16,750 under shareholders’ equity. As of June 30, 2026 and December 31, 2025, the Company’s additional paid in capital was $162,864.

11.	RESERVES

Currency translation reserve

The currency translation reserve represents translation differences arising from the translation of foreign currency financial statements into the Company’s reporting currency.

12.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company did not make any contractual obligations or arrangements that required a provision or disclosure in these unaudited condensed consolidated financial statements.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 to the date the unaudited condensed consolidated financial statements were issued and has determined that there are no items to disclose.

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

Results of Operations

Comparison for The Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
	2026	2025	(Decrease) Increase
Revenue	$–	$19,097	$(19,097)
Cost of revenue	–	(15,660)	(15,660)
Gross profit	–	3,437	(3,437)
Selling and marketing expenses	(4,739)	(6,836)	2,097
General and administrative expense	(86,168)	(81,760)	(4,408)
Loss from operations	(90,907)	(85,159)	(5,748)
Other (expense)/income	(171)	2	(173)
Net loss	$(91,078)	$(85,157)	$(5,921)

Revenue

We recognized no revenue for the three months ended June 30, 2026, representing a decrease of $19,097, or 100.0%, from the comparable period in 2025. The decrease was driven by a strategic shift in our business operations. Beginning in the second half of 2025, we reallocated resources from external sales efforts toward internal process enhancements and quality control. As a result of this intentional moderation in business expansion, we did not generate any new sales during the current quarter.

Cost of Revenue

Cost of revenue was nil for the three months ended June 30, 2026 compared to $15,660 for the three months ended June 30, 2025. Cost of revenue primarily comprises cost of products sold. The decrease in cost of revenue by $15,660 or 100.0% was commensurate with the absence of revenue generated during the current quarter.

Gross profit

We incurred a gross profit of nil for the three months ended June 30, 2026, compared to gross profit of $3,437 for the three months ended June 30, 2025. Gross margin was not meaningful for the second quarter of 2026 due to the lack of recognized revenue, compared to a gross margin of 18.0% for the comparable period in 2025. The decrease in gross profit to nil was entirely attributable to the aforementioned halt in sales, which resulted in a 100.0% corresponding decrease in both revenues and cost of revenues.

Operating Expenses

General and administrative expense

General and administrative expenses constituted the primary component of our operating expenses for the three months ended June 30, 2026, and 2025, amounting to $86,168 and $81,760, respectively. General and administrative expenses increased by $4,408, or 5.4%, compared with the three months ended June 30, 2025, and were relatively stable between the periods.

Net Loss

We reported a net loss of $91,078 for the three months ended June 30, 2026 compared to a net loss of $85,157 for the three months ended June 30, 2025. This increase in net loss of $5,921 was primarily attributable to the absence of revenue generation for the second quarter of 2026. As we strategically slowed down our external market development to focus on internal realignment, our gross profit declined accordingly.

Comparison for The Six Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
	2026	2025	(Decrease) Increase
Revenue	$–	$163,830	$(163,830)
Cost of revenue	–	(120,881)	(120,881)
Gross profit	–	42,949	(42,949)
Selling and marketing expenses	(10,920)	(13,479)	2,559
General and administrative expense	(238,101)	(236,866)	1,235
Loss from operations	(249,021)	(207,396)	41,625
Other (expense)/income	(171)	32	(203)
Net loss	$(249,192)	$(207,364)	$(41,828)

Revenue

We recognized no revenue for the six months ended June 30, 2026, representing a decrease of $163,830, or 100.0%, from the comparable period in 2025. The decrease was driven by a strategic shift in our business operations. Beginning in the second half of 2025, we reallocated resources from external sales efforts toward internal process enhancements and quality control. As a result of this intentional moderation in business expansion, we did not generate any new sales during the current half year.

Cost of Revenue

Cost of revenue was nil for the six months ended June 30, 2026 compared to $120,881 for the six months ended June 30, 2025. Cost of revenue primarily comprises cost of products sold. The decrease in cost of revenue by $120,881 or 100.0% was commensurate with the absence of revenue generated during the current half year.

Gross profit

We incurred a gross profit of nil for the six months ended June 30, 2026, compared to gross profit of $42,949 for the six months ended June 30, 2025. Gross margin was not meaningful for the first half year of 2026 due to the lack of recognized revenue, compared to a gross margin of 26.2% for the comparable period in 2025. The decrease in gross profit by $42,949 was entirely attributable to the aforementioned halt in sales, which resulted in a 100.0% corresponding decrease in both revenues and cost of revenues.

Operating Expenses

General and administrative expense

General and administrative expenses constituted the primary component of our operating expenses for the six months ended June 30, 2026, and 2025, amounting to $238,101 and $236,866, respectively. The increase of $1,235, or 0.5%, was primarily attributable to an increase in professional service fees.

Net Loss

We reported a net loss of $249,192 for the six months ended June 30, 2026 compared to a net loss of $207,364 for the six months ended June 30, 2025. The net loss increased by $41,828, primarily attributable to the absence of revenue generation during the six months ended June 30, 2026. As we strategically slowed down our external market development to focus on internal realignment and product line consolidation, our gross profit declined accordingly.

Liquidity and Capital Resources

	As of June 30,	As of December 31,
	2026	2025
Working capital:
Total current assets	$1,904,276	$1,448,264
Total current liabilities	(4,132,106)	(3,397,217)
Working capital deficit	$(2,227,830)	$(1,948,953)

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations. For the six months ended June 30, 2026 and 2025, the Group recognized nil and US$163,830 in revenues, respectively. As of June 30, 2026, the Group reported an accumulated deficit of US$2,321,765 and a working capital deficit of US$2,227,830. Additionally, the Group incurred net cash used in operating activities of US$266,559 for the six months then ended. The Group’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Group will be able to reduce or eliminate its net losses for the foreseeable future. These conditions raise substantial doubt about the Group’s ability to continue as a going concern.

Management has estimated our projected cash requirements for future operations and available support from related parties and has concluded that we have, or will have access to, sufficient financial resources to meet our financial obligations as and when they fall due in the coming twelve months.

Cash Flows

As of June 30, 2026, we had cash and cash equivalents of $244,143. The following table provides detailed information about our net cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Cash flows:
Net cash used in operating activities	$(266,559)	$(276,693)
Net cash provided by financing activities	490,409	192,617
Effect of exchange rate changes on cash and cash equivalents	3,055	867
Net increase/(decrease) in cash and cash equivalents	226,905	(83,209)
Cash and cash equivalents at the beginning of the period	17,238	100,653
Cash and cash equivalents at the end of the period	$244,143	$17,444

Operating Activities

Net cash used in operating activities was $266,559 for the six months ended June 30, 2026. The difference between our net loss of $249,192 and net cash outflows from operating activities was due to the add-back of non-cash depreciation of a motor vehicle in the amount of $14,015 and the cash used in operating assets and liabilities in an aggregate amount of $31,382.

Net cash used in operating activities was $276,693 for the six months ended June 30, 2025. The difference between our net loss of $207,364 and net cash outflows from operating activities was due to the add-back of non-cash depreciation of a motor vehicle in the amount of $13,260 and the cash used in operating assets and liabilities in an aggregate amount of $82,589.

The net changes in operating assets and liabilities for the six months ended June 30, 2025 were primarily attributable to (i) an increase in inventories of $32,178 due to more purchase was made during the first half of year 2025 to maintain sufficient inventories level for future sales and (ii) a decrease in accounts payables of $61,663 due to our timely payment to settle our vendors’ balance upon the receipt of inventories.

Investing Activities

No cash movement on investing activities both for the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $490,409 and net cash provided by financing activities was $192,617 for the six months ended June 30, 2026,and 2025, respectively. The net cash provided by financing activities during the six months ended June 30, 2026 was primarily attributable to advance payments received from individuals for hotel accommodation, bathing and wellness services, and health and wellness treatment programs at China Qiansui Juecheng Cultural Health-care Complex, which is operated by Shanxi Xiliu Catering Management Co., Ltd, a related party of the Company, and was partially offset by $153,023 of operating expenses paid on behalf of All Weather (Hainan) Network Sports Co., Ltd., another related party of the Company. The net cash provided by financing activities during the six months ended June 30, 2025 was primarily attributable to additional advances received from related parties to fund our working capital requirements and support ongoing operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TANCHENG GROUP CO., LTD.
(Registrant)

Dated: August 14th, 2026	By:	/s/ Yu Yang
Yu Yang
Chief Executive Officer

